Form 10-Q
period 2022-09-30
Onfolio Holdings, Inc
filed 2022-11-14
CIK 1825452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ___________

Commission File Number: 001-41466

ONFOLIO HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	37-1978697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1007 North Orange Street, 4th Floor, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

(682) 990-6920

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	ONFO	Nasdaq Capital Market
Warrants To Purchase Common Stock	ONFOW	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of common stock outstanding as of November 14, 2022 was 5,110,195.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include, but are not limited to:

●	the anticipated timing of the development of future products;
●	projections of costs, revenue, earnings, capital structure and other financial items;
●	statements of our plans and objectives;
●	statements regarding the capabilities of our business operations;
●	statements of expected future economic performance;
●	statements regarding competition in our market; and
●	assumptions underlying statements regarding us or our business.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●

our ability to manage our current and projected financial position and estimated cash burn rate, including our estimates regarding expenses, future revenues and capital requirements, and ultimately our ability to continue as a going concern;

●

Our ability to raise additional capital to further develop and expand our business to meet our long-term business objectives. We have limited revenues and we cannot predict when we will achieve significant revenues and sustained profitability;

●	our ability to achieve significant revenues and sustained profitability;
●	changes in customer demand;
●	our ability to develop our brands cost-effectively, to attract new customers and retain customers on a cost-effective basis;
●	our ability to compete in the markets in which our website pariticipate;
●	our ability to make strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
●	our ability to continue to successfully manage our websites on a combined basis;
●	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
●	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
●	the occurrence of hostilities, political instability or catastrophic events;
●	the coronavirus (“COVID-19”) and its potential impact on our business; and
●	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under the section entitled “Risk Factors” contained in the Company’s registration statement on Form S-1 (333-264191), as amended, filed in connection with our initial public offering (“IPO”). Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1. FINANCIAL STATEMENTS.

Onfolio Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30	December 31
	2022	2021
Assets

Current Assets:
Cash	$11,615,383	$1,710,318
Accounts receivable, net	19,115	14,624
Inventory	94,339	98,397
Prepaids and other current assets	280,005	159,791
Total Current Assets	12,008,842	1,983,130

Intangible assets	1,308,260	1,388,260
Due from related party	128,567	51,095
Investment in unconsolidated joint ventures, cost method	160,901	138,401
Investment in unconsolidated joint ventures, equity method	281,523	279,382

Total Assets	$13,888,093	$3,840,268

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and other current liabilities	$261,706	$222,543
Dividends payable	47,539	1,498
Due to joint ventures	16	9,105
Acquisition notes payable	17,323	17,323
Notes payable	13,286	28,514
Due to related parties	-	480
Deferred revenue	10,198	32,000
Total Current Liabilities	350,068	311,463

Due to joint ventures - long term	-	155,000
Total Liabilities	350,068	466,463

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 69,660 and 56,800 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	70	57
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,110,195 and 2,353,645 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5,110	11,208
Additional paid-in capital	19,804,134	6,513,528
Accumulated deficit	(6,271,289)	(3,150,988)
Total Stockholders' Equity	13,538,025	3,373,805

Total Liabilities and Stockholders' Equity	$13,888,093	$3,840,268

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue, services	$80,771	$122,177	$325,685	$405,019
Revenue, product sales	271,530	268,246	770,361	969,604
Total Revenue	352,301	390,423	1,096,046	1,374,623

Cost of revenue, services	101,462	148,790	285,216	388,088
Cost of Revenue, product sales	115,382	103,217	364,510	423,444
Total cost of revenue	216,844	252,007	649,726	811,532

Gross Profit	135,457	138,416	446,320	563,091

Operating expenses:
Selling, general and administrative	974,998	683,829	2,804,151	1,659,612
Professional Fees	148,649	33,473	598,100	68,848
Total operating expenses	1,123,647	717,302	3,402,251	1,728,460

Loss from operations	(988,190)	(578,886)	(2,955,931)	(1,165,369)

Other income (expense):
Equity method income	9,568	12,603	26,056	40,127
Dividend income	574	1,091	2,292	4,036
Interest expense	(2,739)	(10,580)	(3,995)	(14,719)
Other Income	11,091	-	12,445	-
Other Expense	-		(29,557)	-
Loss on sale of assets	-	-	(34,306)	-
Total other income (expense)	18,494	3,114	(27,065)	29,444

Loss before provision for income taxes	(969,696)	(575,772)	(2,982,996)	(1,135,925)

Provision for income taxes	-	-	-	-

Net loss	(969,696)	(575,772)	(2,982,996)	(1,135,925)

Preferred Dividends	(48,457)	(33,875)	(137,305)	(65,662)
Net loss to common shareholders	(1,018,153)	(609,647)	(3,120,301)	(1,201,587)

Net Loss per common shareholder
Basic and diluted	$(0.31)	$(0.30)	$(1.17)	$(0.59)

Weighted average shares outstanding
Basic and diluted	3,284,339	2,018,003	2,675,634	2,022,267

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)
							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2021	56,800	$57	2,353,645	$2,354	$6,522,382	$(3,150,988)	$3,373,805

Preferred Shares for cash	5,200	5	-	-	129,995	-	130,000
Stock-based compensation	-	-	1,400	1	219,659	-	219,660
Preferred dividends	-	-	-	-	-	(43,120)	(43,120)
Net loss	-	-	-	-	-	(748,766)	(748,766)

Balance, March 31, 2022	62,000	62	2,355,045	2,355	6,872,036	(3,942,874)	2,931,579

Preferred Shares for cash	7,460	7	-	-	186,493	-	186,500
Stock-based compensation	-	-	1,400	1	240,184	-	240,185
Preferred dividends	-	-	-	-	-	(45,728)	(45,728)
Net loss	-	-	-	-	-	(1,264,534)	(1,264,534)

Balance, June 30, 2022	69,460	69	2,356,445	2,356	7,298,713	(5,253,136)	2,048,002

Preferred shares for cash	200	1	-	-	4,999	-	5,000
Common stock issued – initial public offering	-	-	2,753,750	2,754	12,252,716	-	12,255,470
Stock-based compensation	-	-	-	-	247,706	-	247,706
Preferred dividends	-	-	-	-	-	(48,457)	(48,457)
Net Loss	-	-	-	-	-	(969,696)	(969,696)

Balance, September 30, 2022	69,660	$70	5,110,195	$5,110	$19,804,134	$(6,271,289)	$13,538,025

Balance, December 31, 2020	-	$-	9,597,836	$9,598	$2,322,165	$(1,144,015)	$1,187,748

Preferred Shares for cash	20,480	20	-	-	511,980	-	512,000
Stock-based compensation	-	-	-	-	191,662	-	191,662
Common shares for cash	-	-	10,000	10	9,990	-	10,000
Preferred dividends	-	-	-	-	-	(13,637)	(13,637)
Net loss	-	-	-	-	-	(155,852)	(155,852)

Balance, March 31, 2021	20,480	20	9,607,836	9,608	3,035,797	(1,313,504)	1,731,921

Preferred shares for cash	18,120	18	-	-	452,982	-	453,000
Stock-based compensation	-	-	-	-	191,666	-	191,666
Preferred dividends	-	-	-	-	-	(18,150)	(18,150)
Net loss						(404,301)	(404,301)

Balance, June 20, 2021	38,600	38	2,017,647	2,018	3,688,035	(1,735,955)	1,954,136

Preferred shares for cash	12,200	13	-	-	304,987	-	305,000
Common shares for cash	-	-	4,620	5	27,495	-	27,500
Stock-based compensation	-	-	-	-	191,664	-	191,664
Preferred dividends						(33,875)	(33,875)
Net loss						(575,772)	(575,772)

Balance, September 30, 2021	50,800	$51	2,022,267	$2,023	$4,212,181	$(2,345,602)	$1,868,653

The accompanying notes are an integral part of these unaudited consolidated financial statements

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	2022	2021
Cash Flows from Operating Activities
Net loss	$(2,982,996)	$(1,135,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred tax expense (benefit)	-	-
Stock-based compensation expense	707,551	574,992
Equity method income	(26,056)	(40,127)
Dividends received from equity method investment	23,915	17,900
Loss on sale of asset	34,306	-
Net change in:
Accounts receivable	(4,491)	29,220
Inventory	4,058	18,933
Prepaids and other current assets	(120,214)	(6,386)
Accounts payable and other current liabilities	39,163	91,508
Due to joint ventures	(26,561)	(7,099)
Deferred revenue	(21,802)	(1,492)
Due to related parties	(480)	(1,410)

Net cash used in operating activities	(2,373,607)	(459,886)

Cash Flows from Investing Activities
Proceeds from sale of intangible assets	45,694	75,000
Purchase of intangible assets	-	(784,000)
Advances to related parties	-	(2,345)
Investments in joint ventures	(22,500)	-
Net cash used in investing activities	23,194	(711,345)

Cash Flows from Financing Activities
Proceeds from sale of common stock	12,255,470	37,500
Proceeds from sale of Series A preferred stock	321,500	1,270,000
Payments of preferred dividends	(91,264)	(32,978)
Payment of contribution to joint venture	(215,000)	(45,000)
Payments on acquisition note payable	-	(171,170)
Payments on note payables	(59,228)	(53,316)
Proceeds from notes payable	44,000	108,000

Net cash provided by financing activities	12,255,478	1,113,036

Net Change in Cash	9,905,065	(58,195)
Cash, Beginning of Period	1,710,318	521,709

Cash, End of Period	$11,615,383	$463,514

Cash Paid For:
Income Taxes	$-	$-
Interest	$5,493	$14,719

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

Onfolio Holdings, Inc. (“Company”) was incorporated on July 20, 2020 under the laws of Delaware to acquire and development high-growth and profitable internet businesses. The Company primarily earns revenue through website management, advertising and content placement on its websites, and product sales on certain sites. The Company owns multiple websites and manages websites on behalf of certain unconsolidated entities in which it holds equity interests.

On July 22, 2020, the Company issued 2,000,000 shares to Dominic Wells, the Company’s CEO in exchange for 100% of the membership interest of Onfolio LLC. At the time of the transaction, Dominic Wells was the sole owner of both Onfolio LLC and the Company and as such the transaction was considered a combination of entities under common control under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805. Onfolio LLC owned and operated several domain names that were recognized on the Company’s balance sheet at carryover basis in accordance with ASC 805. The results of operations and cash flows of Onfolio LLC are included in the Company’s consolidated financial statements since the incorporation date of Onfolio LLC in 2019. Onfolio LLC is a Delaware LLC and was formed on May 14, 2019 by the sole member Dominic Wells.

On April 7, 2021 and September 6, 2021, the Company created wholly-owned subsidiaries, Mighty Deals LLC and Onfolio Crafts LLC, respectively, in the state of Delaware.

On November 15, 2021, the Company created a wholly-owned subsidiary, Onfolio Assets, LLC in the state of Delaware.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Crafts LLC and Onfolio Assets, LLC. All intercompany transactions and balances have been eliminated in consolidation.

Investment in Unconsolidated Entities – Equity and Cost Method Investments

We account for our interests in entities in which we are able to exercise significant influence over operating and financial policies, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions. We account for our interests in entities where we have virtually no influence over operating and financial policies under the cost method of accounting. In such cases, our original investments are recorded at the cost to acquire the interest and any distributions received are recorded as income. Our investments in Onfolio JV I, LLC (“JV I”), Onfolio JV II, LLC (“JV II”) and Onfolio JV III, LLC (“JV III”) are accounted for under the cost method. All investments are subject to our impairment review policy. The Company recognized the value of its investments in these joint ventures at carryover basis based on the amount paid by the CEO to the joint venture for Onfolio JV 1 LLC, and agreed to pay the joint venture the contribution for Onfolio JV II LLC and Onfolio JV III LLC at the carryover basis for the amount the interest was acquired for by the CEO.

The current investment in unconsolidated affiliates accounted for under the equity method consists of a 35.8% interest in Onfolio JV IV, LLC (“JV IV”), which is involved in the acquisition, development and operation of websites to produce adverting revenue. The initial value of an investment in an unconsolidated affiliate accounted for under the equity method is recorded at the fair value of the consideration paid.

Variable Interest Entities

Variable interest entities (“VIEs”) are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIE. Management concluded that the joint ventures do not qualify as variable interest entities under the requirements of ASC 810, as the joint ventures 1) have sufficient equity to finance its activities; 2) have equity owners that as a group have the characteristics of a controlling financial interest in the business, through the ability to vote on a majority basis to change the managing member of the respective joint ventures, and 3) are structured with substantive voting rights. The Company accounts for its investments in the joint ventures under either the cost or equity method based on the equity ownership in each entity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. The Company uses significant judgements when making estimates related to the assessment of control over variable interest entities, valuation of deferred tax assets and impairment of long lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalent

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out (FIFO) method.

Long-lived Assets

The Company amortizes acquired definite-lived intangible assets over their estimated useful lives. Other indefinite-lived intangible assets are not amortized but subject to annual impairment tests. In accordance with ASC 360 “Property Plant and Equipment,” the Company reviews the carrying value of intangibles subject to amortization and long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Revenue Recognition

The Company follows the guidance of the FASB ASC 606, Revenue from Contracts with Customers to all contracts using the modified retrospective method.

Revenue is recognized based on the following five step model:

-	Identification of the contract with a customer
-	Identification of the performance obligations in the contract
-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company primarily earns revenue through website management, advertising and content placement on its websites, and product sales. Management services revenue is earned and recognized on a monthly basis as the services are provided. Advertising and content revenue is earned and recognized once the content is presented on the Company’s sites in accordance with the customer requirements. Product sales are recognized at the time the product is shipped to the customer. In certain circumstances, products are shipped directly by a supplier to the end customer at the Company’s request. The Company determined that it is the primary obligor in these contracts due to being responsible for fulfilling the customer contract, establishing pricing with the customer, and taking on credit risk from the customer. The Company recognizes revenue from these contracts with customers on a gross basis.

The following table presented disaggregated revenue information for the three months ended March 31, 2022 and 2021:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2022	2021	2022	2021
Website management	$68,155	$66,887	$257,325	$245,618
Advertising and content revenue	12,615	55,290	68,359	159,401
Product sales	191,525	131,815	464,735	463,248
Digital Product Sales	80,006	136,431	305,627	506,356
Total revenue	$352,301	$390,423	$1,096,046	$1,374,623

The Company does not have any single customer that accounted for greater than 10% of revenue during the three and nine months ended September 30, 2022 and 2021.

Cost of Revenue

Cost of product revenue consists primarily of costs associated with the acquisition and shipment of products being sold through the Company’s online marketplaces, and the costs of its service revenue, which include website content creation costs including contract labor, domain and hosting costs and certain software costs related to website operations.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

(a)

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of September 30, 2022 or December 31, 2021.

Fair Value of Financial Instruments

The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Stock-Based Compensation

Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based compensation plans. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Black-Scholes option pricing model is utilized to derive an estimated fair value. The Black-Scholes pricing model requires the consideration of the following six variables for purposes of estimating fair value.

Expected Dividends. -  We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Expected Volatility. -   The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted. We determine the expected volatility solely based upon the historical volatility of a peer group of companies of similar size and with similar operations.

Risk-Free Interest Rate.  - The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Expected Term. The expected life of stock options granted is based on the actual vesting date and the end of the contractual term.

Stock Option Exercise Price and Grant Date Price of Common Stock. - Currently the Company utilizes the most recent cash sale price of its common stock as the most reasonable indication of fair value.

The Company accounts for compensation cost for stock option plans and for share based payments to non-employees in accordance with ASC 505, “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services“. Share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Company’s results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2022, the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

NOTE 4 – INVESTMENTS IN JOINT VENTURES

The Company holds various investments in certain joint ventures as described below. No member of management personally benefits from the joint venture investments or transactions with the joint ventures.

Cost method investments

Onfolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. Onfolio LLC is the managing member of JV I and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the nine months ended September 30, 2022, the Company purchased an additional 5.45% interest from an existing owner for $22,500 in cash, bringing its total equity interest to 8.17%.

Onfolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. Onfolio LLC is the managing member of JV II and has operational and financial decision making. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. Additionally, the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site.

Onfolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. Onfolio LLC is the managing member of JV III and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV II investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site.

Onfolio Groupbuild 1 LLC (“Groupbuild”) was formed on April 22, 2020 under the laws of Delaware. The Company, as manager, is entitled to 20% of the profits of Groupbuild, and an annual management fee of $15,000. The Company was assigned a 20% interest in Groupbuild by the Company’s CEO on August 1, 2020.

Equity Method Investments

Onfolio JV IV, LLC (“JV IV”) was formed on January 3, 2020 under the laws of Delaware. The Company holds an equity interest of 35.8% in JV IV, and is the manager of JV IV. The Company acquired this interest on August 1, 2020 for $290,000 through issuance of a Note payable to the joint venture. The Company paid $60,000 and $15,000 during the years ended December 31, 2021 and 2020 and owed a total of $215,000 as of December 31, 2021. The Company paid $215,000 during the nine months ended September 30, 2022, with no remaining balance owed to JV IV as of September 30, 2022. The manager of JV IV can be removed by a majority vote of the equity holders of JV IV.

The balance sheet of JV IV at September 30, 2022 included total assets of $1,074,548 and total liabilities of $214,543. The balance sheet of JV IV at December 31, 2021 included total assets of $1,105,326, including $215,000 related to the amount owed by the Company for its investment, total liabilities of $245,000. Additionally, the income statement for JV IV for the three and nine months ended September 30, 2022 and 2021 included the following:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2022	2021	2021	2021
Revenue	$28,008	$36,572	$81,777	$120,640
Net income	$26,740	$35,204	$69,115	$112,087

The Company recognized equity method income of $26,056 and $40,127 during the nine months ended September 30, 2022 and 2021, and received dividends from JV IV of $23,915 and $17,900, which were accounted for as returns on investment.

NOTE 5 – INTANGIBLE ASSETS

During the year ended December 31, 2019, the Company’s CEO contributed multiple domains and related assets to Onfolio LLC as a capital contribution. These assets were acquired by the CEO for a total of $260,937 and were recognized by Onfolio LLC as intangible assets at the value paid by the CEO. The intangible assets are indefinite lived assets, which are reviewed at least annually for impairment. Upon the acquisition of Onfolio LLC by the Company in July 2020, the assets were accounted for as a combination of entities under common control at carryover basis under ASC 805 on the Company’s consolidated balance sheet.

During the year ended December 31, 2020, the Company acquired domain names from a third party for a total purchase price of $297,323, recognized an as indefinite lived intangible asset. The Company paid $200,000 in cash at closing, an owes $17,323 to the third party as of September 30, 2022 and December 31, 2021, included in acquisition notes payable on the consolidated balance sheet. Management evaluated the transaction under ASC 805 and determined it was an asset acquisition, as substantially all of the fair value of assets acquired was concentrated in a group of similar assets, being the domain names and related intellectual property to operate those domains.

During the year ended December 31, 2020, the Company acquired domain names from a third party through the Company’s Vital Reaction LLC subsidiary that was formed on December 2, 2020, for a total purchase price of $120,000. Management evaluated the transaction under ASC 805 and determined it was an asset acquisition, as substantially all of the fair value of assets acquired was comprised of the domain names and related intellectual property to operate those domains. The consideration paid was allocated to the assets acquired based on their estimated fair values, with $121,000 recognized as an intangible asset for the domain name. The Company paid $11,000 cash at closing of this transaction and paid the remaining $110,000 during the year ended December 31, 2021.

On January 6, 2021, the Company acquired an additional domain name and related intellectual property for a purchase price of $700,000, which was paid in cash through March 1, 2021 and recognized an as indefinite lived intangible asset. The Company also paid $42,000 as a finder’s fee. Management evaluated the transaction under ASC 805 and determined it was an asset acquisition, as substantially all of the fair value of assets acquired was concentrated in a group of similar assets, being the domain names and related intellectual property to operate those domains.

On April 13, 2021, the Company sold one its domain sites and related intellectual property for a purchase price of $75,000, with no gain or loss on the disposal.

On August 25, 2021, the Company acquired an additional domain name and related intellectual property for a purchase price of $84,000, recognized an as indefinite lived intangible asset. Management evaluated the transaction under ASC 805 and determined it was an asset acquisition, as substantially all of the fair value of assets acquired was concentrated in a group of similar assets, being the domain names and related intellectual property to operate those domains.

On May 2, 2022 the Company sold one its domain sites and related intellectual property for a purchase price of $45,694, and recognized a loss of $34,306 on the disposal. The Company also paid $7,392 in fees related to the transaction.

The total of intangible assets related to the above is $1,308,260 and $1,388,260 as of September 30, 2022 and December 31, 2021, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company’s authorized preferred stock consists of 5,000,000 shares of preferred stock, with a par value of $0.001 per share. On November 20, 2020, the Company designated 1,000,000 shares of Series A Preferred Stock (“Series A”). The Series A has a liquidation preference to all other securities, a liquidation value of $25 per share, receives cumulative dividends payable in cash of 12% per year, payable monthly. The Series A does not have voting rights, except that the Company may not: 1) create any additional class or series of stock, nor any security convertible into stock of the Company; 2) modify the Series A designation; 3) initiate and dividend outside of without approval of at least two-thirds of the holders of the Series A. The Company has the right, but not obligation to redeem the Series A beginning January 1, 2026, at the liquidation value per share plus any unpaid dividends.

During the year ended December 31, 2021, the company issued 56,800 Series A Preferred Stock in exchange for $1,415,000 of cash proceeds. During the nine months ended September 30, 2022, the Company sold an additional 12,860 shares of preferred stock for cash proceeds of $321,500.

During the nine months ended September 30, 2022 and 2021, the company recognized $137,305 and $65,662 in dividends to the Series A shareholders, respectively, and made cash dividend payments of $91,264 and $32,978, respectively. As of September 30, 2022 and December 31, 2021, the company has remaining unpaid dividends of $47,539 and $1,498, respectively.

As of September 30, 2022 and December 31, 2021, there were 69,660 and 56,800 Series A preferred shares outstanding, respectively.

Common stock

Company’s authorized common stock consists of 50,000,000 shares of common stock, with a par value of $0.001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.The Company has not declared any dividends on common stock to date.

Initial Public Offering

On August 25, 2022, the “Company entered into an underwriting agreement with EF Hutton, division of Benchmark Investments, LLC (the “underwriter”), relating to the Company’s initial public offering of units (the “Units”) pursuant to the Company’s registration statement on Form S-1 (File No. 333-264191) , under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the underwriting agreement, the Company sold 2,753,750 units at a public offering price of $5.00 per unit, with each unit consisting of one share of common stock, par value $0.001 per share , and two warrants, with each warrant exercisable to purchase one share of common stock, at an exercise price of $5.00 per share. The warrants have the rights as set forth under a warrant agency agreement. The shares of common stock and the warrants were immediately separable and were issued separately.

The Company also granted the underwriter a 45-day over-allotment option, if any, to purchase up to a) 413,063 additional shares of common stock, and/or b) 826,126 additional warrants, equivalent to 15% of the shares of common stock and warrants sold in the offering. On August 29, 2022, the underwriter partially exercised this option and purchased 609,750 additional warrants at the purchase price of $.01 per warrant for aggregate gross proceeds of $6,097.50.

The Company also issued the underwriter a warrant to purchase 82,613 shares of the Company’s common stock at an exercise price of $5.50, which is 110% of the initial public offering price. The underwriter’s warrant may be exercised in whole or in part, commencing on a date which is six months from August 25, 2022 until August 25, 2027.

The underwriting agreement includes customary representations, warranties and covenants by the Company. It also provides that the Company will indemnify the underwriters against certain liabilities, including liabilities under the Securities Act, or contribute to payments the underwriters may be required to make because of any of those liabilities. In exchange for the underwriters’ services, the Company agreed to sell the Units to the underwriters at a purchase price of $4.60 per unit.

The Company’s officers and directors and their affiliates have agreed, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any shares of our common stock or other securities convertible into or exercisable or exchangeable for shares of our Common Stock until May 27, 2023 without the prior written consent of the underwriter.

The Offering closed on August 30, 2022, and the Company sold 2,753,750 shares of Common Stock and 5,507,500 Warrants (6,117,250 Warrants including the Option Warrants) to the underwriters for total gross proceeds of $13,774,848. After deducting the underwriting commissions, discounts, and offering expenses, the Company received net proceeds of $12,225,470.

A summary of common stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2021	-	$-	$-
Granted	6,199,863	4.21	5.01
Exercised	-	-	-
Forfeited and cancelled
Outstanding at September 30, 2022	6,199,863	$4.21	$5.01
Exercisable at September 30, 2022	6,117,250	$4.21	$5.00

As of September 30, 2022, the outstanding and exercisable warrants had no intrinsic value and had a weighted average remaining life of 4.9 years. The warrants had an estimated total fair value of $26,111,404 based on a Black Scholes Option Pricing Model, using the Offering Price of $5 per share, an estimated volatility of 123%, a risk-free interest rate of 3.15%, expected term of 5 years and a dividend yield of 0%. The warrants were recorded as costs of capital on the Offering.

Common Share Awards

During the year ended December 31, 2020, the Company granted a total of 3,233,336 shares to various employees and consultants for services rendered. The Company recognized stock-based compensation expense of $670,882 related to the vesting of the share awards during the nine months ended September 30, 2022. As of September 30, 2022, the Company expects to recognize an additional $638,912 through the end of the requisite service period for these awards, assuming all shares vest. The requisite service period for these awards is the same as the vesting period for each award. As of September 30, 2022, the awards had a remaining service period of approximately 1 year.

The Company also awarded a total of 2,800 shares of common stock to the Company’s four independent members of the Board of Directors, with a fair value of $16,667 based on the most recent price of common stock sold for cash recognized as part of stock-based compensation during the nine months ended September 30, 2022. The Company also recognized $20,000 of stock-based compensation for director compensation during the three months ended September 30, 2022. The first and second quarter shares were awarded to directors immediately, and the Company agreed to issue $5,000 worth of shares per director each quarter in the future and pay $2,500 in cash per director per quarter. As of September 30, 2022, the Company had accrued $30,000 in cash compensation to the directors, included in accounts payable and other liabilities on the consolidated balance sheet.

Stock Options

During the nine months ended September 30, 2022, the Company issued a total of 49,560 options with an exercise price of $1.25, and an exercise term of three years. The Company estimated fair value of these options to be $4.41 per share using a Black-Scholes option pricing model, and the expense associated with the options will be recognized over the requite service period of 20 months. The Company also awarded an additional 23,100 options with an exercise price of $14.29 per share and an exercise term of three years. The Company estimated fair value of these options to be $3.63 per share using a Black-Scholes option pricing model, and the expense associated with the options will be recognized over the requite service periods of between 24 and 30 months. The fair value of the stock options was estimate using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 0.97% to 1.91%; 3) volatility of 127.7% to 129.5% based on a group of peer group companies; 4) a common stock price of $5.95 based on the most recent common stock sales for cash, and 5) an expected term of three years. A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2021	2,100	$4.36	$5.95
Granted	72,660	4.16	9.00
Exercised	-	-	-
Forfeited and cancelled	(4,515)	(4.36)	(5.95)
Outstanding at September 30, 2022	70,245	$4.15	$8.69
Exercisable at September 30, 2022	22,590	$4.22	$7.97

The weighted average remaining contractual life is approximately 2.39 years for stock options outstanding with no intrinsic value of as of September 30, 2022. The Company recognized stock-based compensation of $95,890 related to stock options during the nine months ended September 30, 2022. The Company expects to recognize an additional $194,170 of compensation cost related to options that are expected to vest.

NOTE 7 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the Joint Ventures that it manages and receives funds on behalf of the joint ventures. As of September 30, 2022 the balances due from Joint Venture related parties were $35,561, included in current assets, and $16 included in current liabilities related to the Company’s capital contribution for its equity interest in JV IV. As of December 31, 2021 the balances due to related parties were $50,894 included in current liabilities, and $155,000 included in long term liabilities related to the Company’s capital contribution for its equity interest in JV IV, and $60,000 included in the current portion of due to joint ventures balance.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of September 30, 2022 and December 31, 2021, the Company was owed $93,006 and $51,095, respectively, by the entities controlled by the Company’s CEO, which was included in Due from related party within total assets on the consolidated balance sheet,and the Company owed the CEO $480 as of December 31, 2021 which was included on Due to related parties within current liabilities on the consolidated balance sheet.

NOTE 8 – NOTES PAYABLE

On March 15, 2021, the Company entered into a short term financing agreement with a payment services provider for total principal of $54,240 and received cash proceeds of $48,000. The Company will pay 17% of its daily sales processed through the service provider until the total principal is repaid. As of December 31, 2021 the balance had been repaid in full.

On September 16, 2021, the Company entered into a short term financing agreement with a payment services provider for total principal of $66,600 and received cash proceeds of $60,000. The Company will pay 17% of its daily sales processed through the service provider until the total principal is repaid. As of March 31, 2022 and December 31, 2021 the company owed $6,659 and $28,513, respectively.

On June 13, 2022, the Company entered into a short term financing agreement with a payment services provider for total principal of $47,520 and received cash proceeds of $44,000. The Company will pay 17% of its daily sales processed through the service provider until the total principal is repaid. As of September 30, 2022 the Company owed $13,286.No member of management has benefited from the transactions with related parties.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated events through November 14, 2022, the date these financial statements were available for issuance, and noted the following events requiring disclosures:

Thinh Acquisition

On October 3, 2022, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“Thinh”). Pursuant to the Asset Purchase Agreement, the Company will purchase from Thinh, substantially all of the Seller’s assets utilized in the operation of the business of providing a suite of optimization, customization, privacy and security products and services for WordPress websites (“WordPress Websites Business”), with the core Business offerings consisting of (i) the WordPress plugin known as PREVENT DIRECT ACCESS available via the website preventdirectaccess.com, and (ii) the WordPress plugin known as PASSWORD PROTECT WORDPRESS available via the website passwordprotectwp.com.

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, Thinh agreed to sell to Onfolio, LLC the WordPress Websites Business, all as more fully described in the Asset Purchase Agreement. The aggregate purchase price for the WordPress Websites Business is as follows: (i) $1,250,000 paid in cash at the closing and $40,000.00 paid via a promissory note to be made by Onfolio, LLC payable to Thinh after the performance of certain obligations by Thinh and others as provided for in the Asset Purchase Agreement; and (ii) up to $60,000 in cash pursuant to the earn-out provisions of the Asset Purchase Agreement. The transaction closed on October 25, 2022 and will be accounted for as a business combination under ASC 805.

SEO Butler Acquisition

On October 6, 2022, the Company entered into a Share Purchase Agreement (“Share Purchase Agreement”) with i2W Ltd, a company incorporated and registered in England and Wales (“Seller”), and Jonathan Kiekbusch, Ezekiel Daldy, and Lyndsay Kiekbusch, shareholders of the Seller (collectively, the “Guarantors”), for the purchase of all of the issued share capital (“Sale Shares”) of SEO Butler Limited, a company incorporated and registered in England and Wales (“SEO Butler”). Seller is the owner of the legal and beneficial title to the Sale Shares of SEO Butler, which operates as a productised service business operated via the seobutler.com website and the custom build order management system on orders.seobutler.com and under the SEOButler and PBNButler names. The Guarantors have agreed to guarantee to the Company the due and punctual performance, observance and discharge by the Seller of all the Guaranteed Obligations (as defined in the Share Purchase Agreement) if and when they become performable or due under the Share Purchase Agreement.

Pursuant to the Share Purchase Agreement, and on the terms and subject to the conditions contained therein, at the closing, the Company purchased the Sale Shares from the Seller, all as more fully described in the Share Purchase Agreement. The aggregate purchase price paid by the Company was $950,000. The transaction closed on October 13, 2022 and will be accounted for as a business combination under ASC 805.

BCP Media Acquisition

On October 13, 2022, the Company entered into an Asset Sale and Purchase Agreement (“BCP Asset Purchase Agreement”) with BCP Media, Inc., a Florida corporation (“BCP Media”), and Caitlin Pyle and Cody Lister, principals of BCP Media.

Pursuant to the BCP Asset Purchase Agreement, the Company purchased from BCP Media, substantially all the Proofreading Business (defined below) assets of BCP Media and assigned the acquired assets to the Company, which, pursuant to the BCP Asset Purchase Agreement and certain ancillary agreements, will operate the business of online proofreading training (the “Proofreading Business”) via the following websites: ProofreadAnywhere.com, WorkAtHomeSchool.com, and WorkYourWay2020.com.

Pursuant to the BCP Asset Purchase Agreement, and subject to the terms and conditions contained therein, BCP Media sold to the Company the purchased assets, all as more fully described in the BCP Asset Purchase Agreement. The purchase price was paid as follows: $4,499,000, plus a warrant to purchase up to 20,000 shares of the Company’s common stock at the price of $4.75 per share (the “Warrant”), with $2,100,000 paid in cash at the closing and $2,399,000 paid via a promissory note (the “BCP Note”).

The BCP Note was made by the Company to BCP Media. The BCP Note has the principal sum of $2,399,000 (the “Loan Amount”) and it matures on the one year anniversary from the date of the BCP Note (the “Maturity Date”). Interest on the outstanding principal balance of, and all other sums owing under the Loan Amount, is three percent (3%) (the “Interest Rate”), compounded annually. Upon the occurrence of an Event of Default (as defined in the BCP Note), the Interest Rate automatically increases to the rate of eight percent (8%) per annum, compounded annually. The Loan Amount is payable as follows: (i) commencing on the date that is thirty (30) days from the date of the BCP Note, and continuing monthly on such same day thereafter, the Company shall make an interest only payment to BCP Media equal to $5,997.50 per month; and (ii) the entire Loan Amount, together with all accrued but unpaid interest thereon, shall be due and payable on the Maturity Date.

The transaction closed on October 14, 2022 and will be accounted for as a business combination under ASC 805.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our registration statement on Form S-1 (333-264191), as amended, filed in connection with our initial public offering (“IPO”). Throughout this Quarterly Report on Form 10-Q, unless the context suggests otherwise, references to “we,” “our,” “us,” the “Company,” “Onfolio,” or “Onfolio Holdings” refer to Onfolio Holdings Inc., a Delaware corporation, and its subsidiaries.

Overview

Onfolio acquires and manages a diversified portfolio of online businesses across a broad range of verticals, each with a niche content focus and brand identity. Onfolio acquires business that meet its investment criteria, being that such businesses operate in sectors with long-term growth opportunities, have positive and stable cash flows, face minimal threats of technological or competitive obsolescence and can be managed by our existing team or have strong management teams largely in place. The Company excels at finding acquisition opportunities where the seller has not fully optimized their business, and Onfolio’s experience and skillset allows it to add increased value to these existing businesses.

Onfolio acquires controlling interests in and actively manages small websites that we believe (i) operate in sectors with long-term growth opportunities, (ii) have positive and stable cash flows, (iii) face minimal threats of technological or competitive obsolescence and (iv) can be managed by our existing team or have strong management teams largely in place. Through the acquisition and growth of a diversified group of websites with these characteristics, we believe we offer investors in our shares an opportunity to diversify their own portfolio risk.

Our ideal acquisition candidate has the following characteristics:

•	Proven track record with paid media;
•	A product, physical or digital with satisfied customers and brand equity;
•	Upwards growth trajectory;
•	Growing industry or sector;
•	Attractive purchase price;
•	Under-utilized marketing assets or channels;
•	Passionate, high-value audience or customer base;
•	Attractive profit margin and cashflow;
•	Diversified traffic and revenue sources; and
•	Content or community-based.

We currently operate in the following verticals: Pets, Arts and Crafts, B2B SEO Services, Molecular Hydrogen Supplements, Computers, Graphic Design, and People Search. We anticipate a combination of continuous expansion of these verticals and increasing our share within them. Our business model is not based around success in a particular “niche”, but rather focusing on certain verticals and mediums where content has a key part to play (for example, the MightyDeals community, or the Pet vertical publishing arm).

Subsequent Events

Subsequent to September 30, 2022, the Company acquired three businesses as follows:

Thinh Acquisition

On October 3, 2022, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“Thinh”). Pursuant to the Asset Purchase Agreement, the Company will purchase from Thinh, substantially all of the  assets utilized in the operation of the business of providing a suite of optimization, customization, privacy and security products and services for WordPress websites (“WordPress Websites Business”), with the core Business offerings consisting of (i) the WordPress plugin known as PREVENT DIRECT ACCESS available via the website preventdirectaccess.com, and (ii) the WordPress plugin known as PASSWORD PROTECT WORDPRESS available via the website passwordprotectwp.com.

The transaction closed on October 25, 2022 and will be accounted for as a business combination under ASC 805. Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, Thinh agreed to sell to Onfolio, LLC the WordPress Websites Business, all as more fully described in the Asset Purchase Agreement. The aggregate purchase price for the WordPress Websites Business is as follows: (i) $1,250,000 paid in cash at the closing and $40,000.00 paid via a promissory note to be made by Onfolio, LLC payable to Thinh after the performance of certain obligations by Thinh and others as provided for in the Asset Purchase Agreement; and (ii) up to $60,000 in cash pursuant to the earn-out provisions of the Asset Purchase Agreement.

The WordPress Websites Business, based on historical internal financial information of the WordPress Websites Business, has generated approximately $100,000 of revenue per quarter and approximately $80,000 of operating income per quarter. This historical information is not necessarily indicative of future results of the business after acquisition by the Company, and do not include any required US GAAP adjustments related to the purchase price allocation as required under ASC 805. The above historical information is subject to material changes.

SEO Butler Acquisition

On October 6, 2022, the Company entered into a Share Purchase Agreement (“Share Purchase Agreement”) with i2W Ltd, a company incorporated and registered in England and Wales (“Seller”), and Jonathan Kiekbusch, Ezekiel Daldy, and Lyndsay Kiekbusch, shareholders of the Seller (collectively, the “Guarantors”), for the purchase of all of the issued share capital (“Sale Shares”) of SEO Butler Limited, a company incorporated and registered in England and Wales (“SEO Butler”). Seller is the owner of the legal and beneficial title to the Sale Shares of SEO Butler, which operates as a productised service business operated via the seobutler.com website and the custom build order management system on orders.seobutler.com and under the SEOButler and PBNButler names. The Guarantors have agreed to guarantee to the Company the due and punctual performance, observance and discharge by the Seller of all the Guaranteed Obligations (as defined in the Share Purchase Agreement) if and when they become performable or due under the Share Purchase Agreement.

Pursuant to the Share Purchase Agreement, and on the terms and subject to the conditions contained therein, at the closing, the Company purchased the Sale Shares from the Seller, all as more fully described in the Share Purchase Agreement. The aggregate purchase price paid by the Company was $950,000. The transaction closed on October 13, 2022 and will be accounted for as a business combination under ASC 805.

The SEO Butler Business, based on historical financial information of SEO Butler, has generated approximately $200,000 of revenue per quarter and approximately $50,000 of operating income per quarter. This historical information is not necessarily indicative of future results of the business after acquisition by the Company, and do not include any required US GAAP adjustments related to the purchase price allocation as required under ASC 805. The above historical information is subject to material changes.

BCP Media Acquisition

On October 13, 2022, the Company entered into an Asset Sale and Purchase Agreement (“BCP Asset Purchase Agreement”) with BCP Media, Inc., a Florida corporation (“BCP Media”), and Caitlin Pyle and Cody Lister, principals of BCP Media. Pursuant to the BCP Asset Purchase Agreement, the Company purchased from BCP Media, substantially all the Proofreading Business (defined below) assets of BCP Media and assigned the acquired assets to the Company, which, pursuant to the BCP Asset Purchase Agreement and certain ancillary agreements, will operate the business of online proofreading training (the “Proofreading Business”) via the following websites: ProofreadAnywhere.com, WorkAtHomeSchool.com, and WorkYourWay2020.com.

Pursuant to the BCP Asset Purchase Agreement, and subject to the terms and conditions contained therein, BCP Media sold to the Company the purchased assets, all as more fully described in the BCP Asset Purchase Agreement. The purchase price was paid as follows: $4,499,000, plus a warrant to purchase up to 20,000 shares of the Company’s common stock at the price of $4.75 per share (the “Warrant”), with $2,100,000 paid in cash at the closing and $2,399,000 paid via a promissory note (the “BCP Note”).

The BCP Note was made by the Company to BCP Media. The BCP Note has the principal sum of $2,399,000 (the “Loan Amount”) and it matures on the one year anniversary from the date of the BCP Note (the “Maturity Date”). Interest on the outstanding principal balance of, and all other sums owing under the Loan Amount, is three percent (3%) (the “Interest Rate”), compounded annually. Upon the occurrence of an Event of Default (as defined in the BCP Note), the Interest Rate automatically increases to the rate of eight percent (8%) per annum, compounded annually. The Loan Amount is payable as follows: (i) commencing on the date that is thirty (30) days from the date of the BCP Note, and continuing monthly on such same day thereafter, the Company shall make an interest only payment to BCP Media equal to $5,997.50 per month? and (ii) the entire Loan Amount, together with all accrued but unpaid interest thereon, shall be due and payable on the Maturity Date. The transaction closed on October 14, 2022 and will be accounted for as a business combination under ASC 805.

The Proofreading Business, based on historical financial information of BCP Media, has generated approximately $950,000 of revenue per quarter and approximately $180,000 of operating income per quarter. This historical information is not necessarily indicative of future results of the business after acquisition by the Company, and do not include any required US GAAP adjustments related to the purchase price allocation as required under ASC 805. The above historical information is subject to material changes.

The COVID-19 Pandemic and its Impacts on Our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic may negatively affect our operations. The COVID-19 pandemic has resulted in social distancing, travel bans and quarantine, which has limited access to our facilities, potential customers, management, support staff and professional advisors and can, in the future, impact our supply chain. These factors, in turn, may not only impact our operations, financial condition and demand for our products but our overall ability to react in a timely manner, to mitigate the impact of this event. To date, there has not been a material impact to our business or results of operations from COVID-19, but there are no assurances that there may not be a material impact in the future.

Results of Operations

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

The Company reported a net loss of $969,696 for the three months ended September 30, 2022 compared to a net loss of $575,772 for the three months September 30, 2021. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Three Months Ended September 30, 2022		$ Chang from prior	% Change from prior
	2022	2021	year	year
Revenue, services	$80,771	$122,177	$(41,406)	(34)%
Revenue, product sales	271,530	268,246	3,284	1%
Total Revenue	352,301	390,423	(38,122)	(10)%

Revenue decreased by $38,122, or 10% for the three months ended September 30, 2022 compared to 2021. The decrease is attributable primarily decreased services revenue of $41,406, which was driven by lower advertising, profit share and management fee revenue. Product sales increased slightly by $3,284 due to increased volumes in physical products, partially offset by lower digital product sales in the Company’s Mighty Deals business.

Cost of Revenue

	For the Three Months Ended September 30, 2022		$ Change from prior	% Change from prior
	2022	2021	year	year
Cost of revenue, services	$101,462	$148.790	$(47,328)	(32)%
Cost of revenue, product sales	115,382	103,217	12,165	12%
Total Cost of Revenue	216,844	252,007	(35,163)	(14)%

Cost of revenue decreased by $35,163, or 14%, primarily due to lower service revenue costs of $47,328 primarily from a decline in labor costs, consistent with the decline in revenue discussed above, partially offset by increased product related costs of $12,165. The components most significant to the Company’s cost of revenue are the costs of acquiring new inventory products, the costs of labor for content creation and website hosting and maintenance costs.

Operating Expenses

	For the Three Months Ended September 30, 2022		$ Change from prior	% Change from prior
	2022	2021	year	year
Selling, general and administrative	$974,998	$683,829	$291,169	43%
Professional fees	148,649	33,473	115,176	344%
Total Operating Expenses	1,123,647	717,302	406,345	57%

Professional Fees

Professional fees increased by $115,176, or 334% during the three months ended September 30, 2022 primarily due to increased due diligence, legal and accounting costs associated with the Company’s initial public offering process.

General and Administrative Expense

General and Administrative expenses increased by $291,169, or 43% for the three months ended September 30, 2022 as compared to 2021. The increase was primarily due to an overall increase of $287,000 in labor costs, as the Company filled out required roles for the business, an increase of $56,000 in stock-based compensation, partially offset by a decrease of $78,000 in advertising costs.

Other Income (Expense), Net

Other income(expense) increased by $15,380 for the three months ended as result of a gain of $11,091 related to commissions received, and a decline in equity method income from joint venture investments of $3,035.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

The Company reported a net loss of $2,982,996 for the nine months ended September 30, 2022 compared to a net loss of $1,135,925 for the nine months September 30, 2021. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Nine Months Ended September 30, 2022		$ Change from	% Change from
	2022	2021	prior year	prior year
Revenue, services	$325,685	$405,019	$(79,334)	(20)%
Revenue, product sales	770,361	969,604	(199,243)	(21)%
Total Revenue	1,096,046	1,374,623	(278,577)	(20)%

Revenue decreased by $278,577, or 20% for the nine months ended September 30, 2022 compared to 2021. The decrease is attributable primarily to slower digital product sales in the current period due to infrastructure changes made by the Company resulting in a decrease of $199,243 in sales, and decreased services revenue of $79,334, which was driven by lower advertising revenue.

Cost of Revenue

	For the Nine Months Ended September 30, 2022		$ Change from	% Change from
	2022	2021	prior year	prior year
Cost of revenue, services	$285,216	$388,088	$(102,872)	(27)%
Cost of revenue, product sales	364,510	423,444	(58,934)	14%
Total Cost of Revenue	649,726	811,532	(161,806)	(20)%

Cost of revenue decreased by $161,806, or 20%, primarily due to lower service revenue costs of $103,000, primarily from a decrease of $75,000 in labor costs related to the Company’s service revenue, and lower costs of approximately $59,000 associated with decreased product sales described above. The components most significant to the Company’s cost of revenue are the costs of acquiring new inventory products, the costs of labor for content creation and website hosting and maintenance costs.

Operating Expenses

	For the Nine Months Ended September 30, 2022		$ Change from	% Change from
	2022	2021	prior year	prior year
Selling, general and administrative	$2,804,151	$1,659,612	$1,144,539	69%
Professional fees	598,100	68,848	529,252	769%
Total Operating Expenses	3,402,251	1,728,460	1,673,791	97%

Professional Fees

Professional fees increased by $529,252, or 769% during the nine months ended September 30, 2022 primarily due to increased due diligence, legal and accounting costs associated with the Company’s initial public offering process.

General and Administrative Expense

General and Administrative expenses increased by $1,144,539, or 69% for the nine months ended September 30, 2022 as compared to 2021. The increase was primarily due to an increase of $934,000 in labor costs, as the Company filled out required roles for the business, an increase of $133,000 in stock-based compensation, and an increase of $56,000 in audit costs.

Other Income (Expense), Net

Other income (expense) decreased by $56,509 for the nine months ended as result of a loss of $29,557 related to purchases of non-fungible tokens, and a decline in equity method income from joint venture investments of $14,071, offset by commissions received of $12,445.

The Company also recognized a loss of $34,306 on the sale of a website during the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2022, December 31, 2021 and December 31, 2020, our principal sources of liquidity for working capital purposes were cash and cash equivalents totaling $11,615,383, $1,710,318 and $521,709, respectively. Subsequent to September 30, 2022, the Company paid a total of $4,340,000 in cash for the acquisitions described above, with an additional $2,439,000 to be paid via notes payable, and up to $159,000 to be pursuant to an earn out agreement.

We have financed our operations primarily through financing activity and operating cash flows. We believe our existing cash and cash equivalents generated from operations will be sufficient to meet our working capital over at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the expansion of sales and marketing activities and the ongoing investments in platform development.

Sources of Liquidity

As of September 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $11,615,383 which was mainly on account of raising capital from sale of common stock and warrants in our Initial Public Offering of $12,255,470 and the sale of preferred and common stock to the extent of $1,736,500 and $2,824,500, respectively, since inception. We believe that our cash and cash equivalents as of September 30, 2022, and the future operating cash flows of the entity will provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Cash used in operating activities

Net cash used in operating activities was $2,373,607 and $459,886 for the nine months ended September 30, 2022 and 2021. The increase was primarily from the increase general and administrative costs as the Company expanded its operations.

Cash used in investing activities

Net cash provided by investing activities was $23,194 and net cash used in investing activities was $711,345 for the nine months ended September 30, 2022 and 2021. During the current period, the Company received $45,694 of proceeds from the sale of a website, partially offset by additional investments in its joint ventures of $22,500. During the comparable period, the Company paid $784,000 for asset acquisitions completed, and received $75,000 in proceeds from the sale of a website.

Cash provided by financing activities

Cash flows from financing activities was $12,255,478 and $1,113,036 for the nine months ended September 30, 2022 and 2021. During the 2022 period, we raised $12,255,470 in net proceeds from our initial public offering, $321,500 from sales of preferred stock in a private exempted offering, and $44,000 of proceeds from notes payable, which were partially offset by dividend payments of $91,264, payments on notes payable of $59,228 and payment of the contribution towards its investment in JV IV of $215,000. During the 2021 period, we raised the aggregate amount of $1,270,000 by issuing preferred stock to various investors in a private exempted offering, $37,500 from the sale of common stock in a private exempted offering, and $108,000 from the issuance of short-term notes payable. The Company made payments on various notes payable of $224,486 and paid $35,000 towards its investment in JV IV.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Note 2- Summary of Significant Accounting Policies contains a discussion of these significant accounting policies.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual commitments

We did not have, during the periods presented, any contractual commitments or contractual contingencies as defined in the rules and regulations of the SEC. However, see Note 9-Subsequent Events.

Emerging growth company and smaller reporting company status

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public entities. Accordingly, our financial statements may not be comparable to other public companies that do not elect the extended transition period.

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15I and 15d-15(e)) as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, we implemented remediation steps in 2022 including addition of accounting consultants and continue to evaluate and implement procedures that will strengthen our internal controls. While we believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting, the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weakness is remediated. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in the Risk Factors section of the Company’s Registration Statement on Form S-1, as amended, (SEC File No.: 333-264191). There have been no material changes to our risk factors from those included therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sale of Equity Securities

Our Company recognized $20,000 of stock based compensation expense related to share-based payment awards for directors that were not yet issued for services during the three months ended September 30, 2022. The shares are awarded to directors immediately pursuant to the Company’s 2022 Non-Employee Director Compensation Policy whereby, in addition to other compensation, our Company issues $5,000 worth of shares per director at the end of each quarter. This issuance was exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. See Note 6 to our consolidated financial statements.

Use of Proceeds from our IPO

On August 25, 2022, the SEC declared effective our registration statement on Form S-1(333-264191), as amended, filed in connection with our initial public offering (“IPO”). On September 26, 2022, the SEC declared effective a post-effective amendment to the registration statement. On August 30, 2022 we completed our IPO selling 2,753,750 shares of our common stock and 5,507,500 warrants to purchase shares of our common stock for total gross proceeds of approximately $13.7 million. After deducting the underwriting commissions, discounts, and offering expenses, our Company received net proceeds of approximately $12.1 million. Additionally, we granted the underwriter a 45-day over-allotment option, to purchase up to (i) 413,063 additional shares of common stock, and/or (ii) 826,126 additional warrants, equivalent to 15% of the shares of common stock and warrants sold in the IPO. On August 29, 2022, the underwriter partially exercised the over-allotment option and purchased 609,750 additional warrants at the purchase price of $.01 per warrant for aggregate gross proceeds of $6,097.50. We also issued the underwriter a warrant to purchase 82,613 shares of our common stock at an exercise price of $5.50, which is 110% of the initial public offering price. This  warrant may be exercised in whole or in part, commencing on a date which is six months from August 25, 2022 until August 25, 2027.

The underwriters of the offering were represented by EF Hutton, division of Benchmark Investments, LLC. There has been no material change in the use of proceeds from our IPO as described in the Prospectus filed with the SEC on August 29, 2022 pursuant to Rule 424(b)(4) under the Securities Act, as subsequently amended on September 26, 2022 (the "Prospectus"), where we stated that we intended to use the net proceeds from the offering for acquisitions of websites, technologies, or other assets.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included herein:

Exhibit No.	Description of Exhibit
2.1	Asset Sale and Purchase Agreement - BCP MEDIA, Inc. (incorporated by reference to our Form 8-K filed on 10/19/22)
2.2	Share Purchase Agreement - i2W Ltd (incorporated by reference to our Form 8-K filed on 10/7/22)
2.3	Asset Purchase Agreement - Hoang Huu Thinh (incorporated by reference to our Form 8-K filed on 10/7/22)
4.1#	Form of Warrant Agent Agreement
4.2#	Form of Warrant Agreement (included in Exhibit 4.1)
4.3#	Form of Representative’s Warrant
4.4#	Form of Stock Certificate
4.5	Warrant - BCP MEDIA, Inc. (incorporated by reference to our Form 8-K filed on 10/19/22)
10.1	Warrant Agency Agreement, dated August 30, 2022, between the Company and VStock Transfer LLC. (incorporated by reference to our Form 8-K filed on 8/30/22)
10.2#	2020 Equity Incentive Plan
10.3#	2020 Equity Incentive Plan Amendment No 1
10.4#	Form of Non-Qualified Stock Option Agreement – Employees
10.5#	Form of Stock Option Exercise Agreement - Employees
10.6#	Form of Non-Qualified Stock Option Award Agreement - Consultants
10.7#	Form of Stock Option Exercise Agreement - Consultants
10.8#	Form of Non-Qualified Stock Option Award Agreement - Non Employee Directors
10.9#	Form of Stock Option Exercise Agreement - Non Employee Directors
10.10#	Form of Restricted Stock Award Agreement - Directors
22.1*	List of issuer and guarantor subsidiaries
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, (SEC File No.: 333-264191) and incorporated herein by reference.

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONFOLIO HOLDINGS, INC.

Date: November 14, 2022	By:	/s/ Dominic Wells
Dominic Wells Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Jack W. Hawkins, III
Jack W. Hawkins, III Chief Financial Officer (Principal Financial and Accounting Officer)

