Form 10-K
period 2022-12-31
Onfolio Holdings, Inc
filed 2023-04-12
CIK 1825452

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to________________________

Commission file number: 001-41466

Onfolio Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1978697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1007 North Orange Street, 4th Floor, Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): (682) 990-6920

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ONFO	Nasdaq Capital Market
Warrants To Purchase Common Stock	ONFOW	Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,095,412 as of June 30, 2022.

As of March 31, 2023, there were 5,110,195 shares outstanding of the registrant’s common stock, $.001 par value.

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements.

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

●	our ability to achieve significant revenues and sustained profitability;
●	changes in customer demand;
●	our ability to develop our brands cost-effectively, to attract new customers and retain customers on a cost-effective basis;
●	our ability to compete in the markets in which our websites participate;
●	our ability to make strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
●	our ability to continue to successfully manage our websites on a combined basis;
●	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
●	the occurrence of hostilities, political instability or catastrophic events;
●	the occurrence of a pandemic and its potential impact on our business; and
●	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment.

Any forward-looking statement made by us in this Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business.

Company Overview

We acquire controlling interests in and actively manage small online businesses that we believe (i) operate in sectors with long-term growth opportunities, (ii) have positive and stable cash flows, (iii) face minimal threats of technological or competitive obsolescence and (iv) can be managed by our existing team or have strong management teams largely in place. Through the acquisition and growth of a diversified group of websites with these characteristics, we believe we offer investors in our shares an opportunity to diversify their own portfolio risk.

Our ideal acquisition candidate has the following characteristics:

•	Proven customer acquisition track record;
•	A product, physical or digital with satisfied customers and brand equity;
•	Upwards growth trajectory;
•	Growing industry or sector;
•	Attractive purchase price;
•	Under-utilized marketing assets or channels;
•	Passionate, high-value audience or customer base;
•	Attractive profit margin and cashflow; and
•	Diversified traffic and revenue sources.

We currently operate in the following business models: D2C eCommerce, B2B SEO and marketing services as well as B2B digital products. We anticipate a combination of continuous expansion of these verticals and increasing our share within them. Our business model is not based around success in a particular “niche”, but rather focusing on certain verticals and mediums where content has a key part to play (for example, the MightyDeals community, or the Pet vertical publishing arm).

Unless the context otherwise requires, all references to “our Company,” “we,” “our” or “us” and other similar terms means Onfolio Holdings Inc., a Delaware corporation, and our wholly owned subsidiaries.

Market Opportunity

We acquire controlling interests in and actively manage small websites. We characterize small websites as those that generate annual cash flows of up to $5 million per year. We believe that the acquisition market for these websites is highly fragmented and often provides opportunities to purchase at attractive prices and achieve positive outcomes for our shareholders. We believe this is driven by the following factors:

•	third-party financing for these acquisitions is often less available or terms are less favorable for the borrower;
•	sellers of these websites frequently consider non-economic factors, such as legacy or the effect of the sale on their employees;
•	these websites are more likely to be sold outside of an auction process or as part of a limited process;
•	“add-on” acquisitions can often be completed at attractive multiples of cash flow
•	many would-be buyers of these websites are restricted by their inability to operate these websites; and
•	the existence of a sweet spot where websites are too big for small/individual buyers and too small for other institutional buyers. We desire to be among the best resourced and most experience buyers in this acquisition sector.

Competitive Strengths

We believe that the following competitive strengths contribute to our success and distinguish us from our competitors:

•	our senior management team has approximately 70 years of combined experience in Internet connected businesses. We believe that we have assembled a senior management team with highly complementary skills and experiences in the industry, accounting, finance, and acquisitions;
•	our team is decentralized and cross border, which enables us to identify, recruit and retain high quality talent wherever they reside;
•	many buyers focus on one vertical or niche, which limits their opportunity and concentrates their risk. We operate in a wider industry with competence in multiple models;
•	we believe our disciplined approach to our target market provides opportunities to methodically purchase attractive websites at values that are accretive to our shareholders;
•	we believe our management team’s strong relationships with industry executives, accountants, attorneys, business brokers, commercial and investment bankers, and other potential sources of acquisition opportunities offer us substantial opportunities to assess small websites available for acquisition;
•	we believe our financial structure allows us to acquire websites efficiently with little or no third-party financing contingencies and, following acquisition, to provide our subsidiaries with access to growth capital, without being dependent on third-party transaction financing;
•	it has been our experience that our ability to acquire websites without the cumbersome delays and conditions typical of third-party transactional financing is appealing to sellers of websites who are interested in confidentiality and certainty to close;
•	we believe that as a public company, we will become a preferred buyer of these websites, due to the above factors being added to the integrity that a public company brings; and
•	we believe that private company operators looking to sell their websites may consider us an attractive purchaser because of our ability to provide ongoing strategic and financial support for their website.

Strategy

In seeking to maximize shareholder value, we focus on finding websites with under-utilized marketing assets, strong growth, and areas of operational improvements. We then accelerate what is working and fix what is not.

Acquisition Strategy

Our strategy to grow our business involves the acquisition of websites that we expect to both complement existing verticals, existing websites, and allow us to add new verticals. We are strong in digital marketing and believe the key to growing online businesses is the leverage of audiences. We believe that attractive opportunities to make such acquisitions will continue to present themselves as a result of the abundance of selling founders with a limited skillset or narrow focus. This provides us with an opportunity for optimization and growth in the average small online business that is for sale. We benefit from our management team’s ability to identify diverse acquisition opportunities in a variety of industries. In addition, we rely upon our management team’s experience and expertise in researching and valuing prospective target websites, as well as negotiating the ultimate acquisition of such target website.

We believe there are opportunities to acquire “distressed”, albeit profitable, online businesses, or where the sellers have not optimized the business to the fullest. The opportunity (both short and long term) is our ability to find online businesses where there are leverage points and growth opportunities that the current owners have not fully utilized. There are ample of these for sale within our target price zone, which provides us with numerous opportunities to buy high quality business at reasonable prices. We use a series of quantitative, qualitative, financial, and legal criteria by which we evaluate each potential acquisition. We plan to acquire businesses with an income focus, and our target is to acquire businesses generating income of 20% to 30% internal rate of return, although there can be no guarantee that we will achieve this target. Among the factors considered are: (1) the business track record of revenue and earnings; (2) the type of business; (3) the experience and skill of the active management team of the business; (4) our assessment of the longevity and staying power of the underlying business; and (5) the potential for revenue growth and capital appreciation. As of the date of this Report on Form 10-K , we have no agreements signed to make any additional acquisitions.

As we grow our team, we may not be able to find, vet, and acquire businesses at the speed required for short term financial performance. We rely on our team’s ability to evaluate potential acquisitions. Further, we believe our Company excels at finding acquisition opportunities where the seller has not fully optimized their business. We are good at growing businesses where digital marketing is the leverage point, and our experience and multi-channel skillset allows us to add a lot of value to existing efforts. This will likely be the case for some time, giving us the opportunity to continue to grow the majority of our acquisitions organically. We also believe that due to our corporate structure, our comfort with a remote workforce, and our status as a public company, we will be able to attract and incentivize talent to help both with our deal flow and acquisition efforts, and our organic growth.

Quality Assurance Programs and Processes

Quality Assurance (“QA”) practices differ depending on the products. Before we acquire any website that deals with physical products, we research reviews of the products online to see if there is a large number of complaints. We also look at the refund rate, and if dealing with a manufacturer on somewhere such as Alibaba, we also look at that manufacturer’s reviews. We also ask for any relevant certificates, licenses, or compliance documents.

In some instances, we may purchase the products ourselves, and this is something we will develop more procedures around as we increase our eCommerce acquisition activities. In the case of Vital-Reaction.com, for our supplement products, we require that our manufacturer be in compliance with cGMP guidelines. We require the manufacturer provide a 3rd party Certificate of Analysis (COA) of the products, which we then replicate with an independent 3rd party laboratory.

To support our claims about the amount of hydrogen production (measured in parts per million) we’ve contracted with a 3rd party laboratory to perform gas chromatography to measure the hydrogen output of our tablets and dermal devices. Our hydrogen inhalation products undergo extensive QA testing in the factories, with supporting documentation and videos provided by the manufacturers, and we spot audit all incoming products to have it evaluated for quality by our in-house technician.

Management Strategy

Our management strategy involves a combination of sharing resources across websites, and employing dedicated managers of individual websites. We give a lot of autonomy to our individual managers, supporting them where necessary, but otherwise allowing them the freedom to grow the websites in line with their goals and responsibilities.

Our Websites

Our Company is structured as follows:

We own and/or manage the following 20 websites:

Mightydeals.com – Own

In January 2021, we acquired Mightydeals.com and its related domain names. Mightydeals.com is a vendor of design bundles and deals for freelance designers, agencies, hobbyists and solopreneurs. The website works with creators of design templates, fonts, software, and training (the vendors) and offers their works at steep discounts. It then shares the revenue with the vendors. Our Company holds a 100% ownership stake in Mighty Deals LLC, which owns Mightydeals.com.

Vital-Reaction.com – Own

In December 2020, we acquired Vital-Reaction.com. Vital-Reaction.com is a supplements website providing molecular hydrogen tablets, clinical and retail inhalers, dermal therapy devices, grounding mats, and other related products. The website operates out of Boulder, Colorado, and ships across the U.S. and internationally. Products are sourced from within the US, Japan, and China. Customers range from retail customers to U.S. clinicians and doctors who resell or refer customers. Our Company holds a 100% ownership stake in Vital Reaction LLC, which owns Vital-Reaction.com.

Allthingsdogs.com – Own

In December 2020, we acquired Allthingsdogs.com. Allthingsdogs.com is a publishing website in the pet dog vertical. It publishes informational articles related to every breed of dog. The information ranges from how to care for a certain breed, to the best types of dog food, to training tips. As well as advertising revenue, the website earns money from affiliate commissions and sales of its own ebooks and informational products. This website is one of our three websites in the dog vertical, providing us with significant growth opportunities and operational efficiencies, plus economies of scale as we offer digital products, physical products, and work with key vendors in the industry. As our audience grows into the hundreds of thousands across the Allthingsdogs.com, Woofwhiskers.com and Perfectdogbreeds.com sites, we expect the pet dog aspect of our portfolio to grow in stature and revenue. Our Company holds a 100% ownership stake in Allthingsdogs.com.

Prettyneatcreative.com – Own

In August 2021, we acquired Prettyneatcreative.com. Prettyneatcreative.com is an eCommerce website in the diamond painting niche. It operates via a drop shipping model, avoiding the need to keep inventory. Products are shipped via air and sea from China and over overseas manufacturing locations. The website’s customers are hobbyists who buy multiple times throughout their customer lifetime. One area of development in process is ordering in bulk from the manufacturers in order to be able to store inventory and ship directly to consumers in the U.S., speeding up delivery times and customer satisfaction. Our Company holds a 100% ownership stake in Onfolio Crafts LLC, which owns Prettyneatcreative.com.

Digitallyapproved.com – Own

In June 2020, we commenced the operations of Digitallyapproved.com. Digitallyapproved.com offers both a newsletter on social media marketing, and a Pinterest management agency. Clients of the service receive help with growing their exposure and traffic on and off the Pinterest platform. Subscribers of the newsletter receive information about the latest trends and case studies within the social media marketing vertical. Our Company holds a 100% ownership stake in Digitallyapproved.com.

SEOButler.com - Own

In October 2022, we acquired SEOButler.com, an online provider of extensive products within the SEO niche including content, guest posting, social signals, and citations. The website deploys a custom-built Order Management System (OMS), designed to make the content creation process highly scalable while eliminating the bottlenecks that could otherwise impede the growth of a productized service business that relies primarily on human writers and editors. Our Company holds a 100% ownership stake in SEOButler.com.

ProofreadAnywhere.com/WorkAtHomeSchool.com/WorkYourWay2020.com - Own

In October 2022, we acquired ProofreadAnywhere.com/WorkAtHomeSchool.com/WorkYourWay2020.com, which provide extensive online resources in the form of courses, workshops and blog posts for readers looking to train and become professional proofreaders. The curriculum helps users spot common errors, catch grammatical mistakes, and in turn, improve their proofreading skills and launch new careers. These websites also sell digital books covering several topics such as writing skills and freelancer taxation, and generate revenue through their courses, workshops, and eBook sales, each sold individually and in bundles. Our Company holds a 100% ownership stake in ProofreadAnywhere.com / WorkAtHomeSchool.com / WorkYourWay2020.com.

Preventdirectaccess.com/Passwordprotectwp.com - Own

In October 2022, we acquired Preventdirectaccess.com/Passwordprotectwp.com, which provide a suite of optimization, customization, privacy and security products and services for WordPress websites, with the core offerings consisting of (i) the WordPress plugin known as PREVENT DIRECT ACCESS available via the website preventdirectaccess.com, and (ii) the WordPress plugin known as PASSWORD PROTECT WORDPRESS available via the website passwordprotectwp.com. Customers of these websites utilize these websites’ security plugins that allow bloggers, creators, agencies, and SMBs to protect their digital assets, products, and content. Our Company holds a 100% ownership stake in Preventdirectaccess.com / Passwordprotectwp.com.

Contentellect.com -Own

In January 2023, we acquired Contentellect.com. Contentellect helps small-and medium-sized businesses scale their content with blog writing, link building, and more. The service offering consists of online (i) content writing services (including white label content creation, eBook writing and eCommerce product description writing), (ii) website link building services (including white label link building, HARO link building and SEO outreach services), (iii) social media marketing services, and (iv) virtual assistant services to individuals, businesses and agencies. The content created helps customers by improving organic traffic via search engines, enables them to conduct thought-leadership, and gives sales and marketing teams relevant and usable content at the top and middle of the marketing funnel. Our Company holds a 100% ownership stake in Contentellect.com.

Fishkeepingworld.com – Manage/Own

In January 2020, we began to manage Fishkeepingworld.com. Fishkeepingworld.com is a publishing website in the ornamental fish and aquarium space. It provides information for hobbyists on how to care for their fish, maintain their tank, and level up their hobby. Our Company holds a 13.63% ownership stake in Onfolio JV I, LLC, which owns Fishkeepingworld.com and we receive a management fee of $2,500 per month and 50% profit share of any profits above $12,500 per month for managing this website. For example, if the website was producing $2,000 net profit per month before we started managing it, and it produced $3,000 per month afterwards, we would receive 50% of the additional $1,000.

Asubtlerevelry.com – Manage/Own

In January 2020, we began to manage Asubtlerevelry.com. Asubtlerevelry.com covers topics ranging from hosting a house party, to bachelorette party ideas, to recipes, to crafts. The site is a pure content and display advertising site. Long term, the site is forming a strong part of the growing craft/DIY vertical that several of our other managed sites are in. Our Company holds a 10.70% ownership stake in Onfolio JV II LLC, which owns Asubtlerevelry.com and we receive a management fee of $1,500 per month and 50% profit share of any profits above $16,500 for managing this website. For example, if the website was producing $2,000 net profit per month before we started managing it, and it produced $3,000 per month afterwards, we would receive 50% of the additional $1,000.

Wowfreestuff.co.uk – Manage/Own

In April 2020, we began to manage Wowfreestuff.com. Wowfreestuff.com has a large audience of hundreds of thousands of people in the UK who want to be notified when companies do freebies and giveaways. Many of these companies pay a commission to the site for helping promote their freebies. Our Company holds a 13.59% ownership stake in Onfolio JV III LLC, which owns Wowfreestuff.com and we receive a management fee of $3,000 per month and 50% profit share of any profits above $16,500 for managing this website. For example, if the website was producing $2,000 net profit per month before we started managing it, and it produced $3,000 per month afterwards, we would receive 50% of the additional $1,000.

Woofwhiskers.com – Manage/Own

In June 2020, we began to manage Woofwhiskers.com. Woofwhiskers.com is a website reviewing dog food, providing high quality reviews, and receiving lucrative referral fees from dog food companies. The dog food space is competitive, and vendors build strong relationships with high quality publishers to help promote their brands. Woofwhiskers.com is one such website which enjoys strong relationships in the space. Over time, Woofwhiskers.com is building its own audience of dog lovers and will launch its own digital products, and eventually physical products. This website is one of our three websites in the dog vertical, providing us with significant growth opportunities and operational efficiencies, plus economies of scale as we offer digital products, physical products, and work with key vendors in the industry. As our audience grows into the hundreds of thousands across the Allthingsdogs.com, Woofwhiskers.com and Perfectdogbreeds.com sites, we expect the pet dog aspect of our portfolio to grow in stature and revenue. These websites earn revenue from display advertising and from affiliate commissions. Our Company holds a 35.8% ownership stake in Onfolio JV IV LLC, which owns Woofwhiskers.com and Perfectdogbreeds.com.

Perfectdogbreeds.com – Manage/Own

In October 2020, we began to manage Perfectdogbreeds.com. Perfectdogbreeds.com is a guide to owning all the different breeds of dogs in existence. Similar to Allthingsdogs.com (which focuses on care guides), Perfectdogbreeds.com earns money from display advertising, and its high traffic volume makes this is a lucrative monetization option. This website is one of our three websites in the dog vertical, providing us with significant growth opportunities and operational efficiencies, plus economies of scale as we offer digital products, physical products, and work with key vendors in the industry. As our audience grows into the hundreds of thousands across the Allthingsdogs.com, Woofwhiskers.com and Perfectdogbreeds.com sites, we expect the pet dog aspect of our portfolio to grow in stature and revenue. The website earns revenue from display advertising. Our Company holds a 35.8% ownership stake in Onfolio JV IV LLC, which owns Woofwhiskers.com and Perfectdogbreeds.com.

Craftwhack.com – Manage/Own

In May 2020, we began to manage Craftwhack.com. Craftwhack.com is a website with free content teaching people how to perform certain arts and crafts. It earns revenue from affiliate commissions and display advertising. Similar to the dog vertical, we manage or own numerous sites in the crafting/DIY/home vertical, and plan to continue growing and improving our presence in the space. Audiences are passionate in this industry, and our skills in content publishing, eCommerce, and digital products gives us ample opportunity to add value and grow revenues in the space. As we now have more presence and more of our owned products in the space, we plan to use Craftwhack.com to continue to grow revenues across the portfolio and generate profits in its own right. Our Company receives 20% of free cash flows for managing this website and we hold a 20% ownership stake in Onfolio Groupbuild 1 LLC, which owns Craftwhack.com.com and BackgroundHawk.com.

Backgroundhawk.com – Manage/Own

In October 2020, we began to manage Backgroundhawk.com. Backgroundhawk.com is a review website and sits squarely in the growing and lucrative background check and legal check industry. Our Company receives 20% of free cash flows for managing this website. Our Company receives 20% of free cash flows for managing this website and we hold a 20% ownership stake in Onfolio Groupbuild 1 LLC, which owns Craftwhack.com.com and BackgroundHawk.com.

Outreachmama.com – Manage

In November 2020, we began to manage Outreachmama.com. Outreachmama.com is an SEO/content marketing services website working with individuals and agencies to grow their presence in Google.com. The owners of this website are also Onfolio shareholders. Our Company receives a profit share of 50% of growth of profits above what the site was earning on average before we began managing it, plus a management fee of $4,000 per month. Outreachmama.com is one of our two websites in the SEO vertical, providing us with significant growth opportunities and operational efficiencies, plus economies of scale. Onfolio sometimes makes use of these services too.

Getmerankings.com – Manage

In October 2021, we began to manage Getmerankings.com. Getmerankings.com is another SEO/content marketing website. The owners of this website are also Onfolio shareholders. Our Company receives a profit share of 50% of growth of profits above what the site was earning on average before we began managing it plus a management fee of $4,000 per month for managing this website. Getmerankings.com is one of our two websites in the SEO vertical, providing us with significant growth opportunities and operational efficiencies, plus economies of scale. Onfolio will likely make use of these services too.

Everythingreptiles.com – Manage

In August 2021, we began to manage Everythingreptiles.com. Everythingreptiles.com is a content website in the pet reptiles space. It earns revenues from display advertising. Our Company receives 20% of net profits of this website plus a management fee of $833 per month for managing this website.

Familyfoodgarden.com – Manage

In July 2019, we began to manage Familyfoodgarden.com. Familyfoodgarden.com offers content related to gardening, growing one’s own vegetables, and recipes. The website has a small but engaged audience, who at times will also purchase informational products from the site. The site earns most of its revenue from display advertising. Our Company receives a profit share of 50% of growth of profits, plus a management fee of $500 per month for managing this website.

Competition

We experience competition at both the acquisition company level and individual portfolio company level. There is an increased level of acquisition activity in the online business space from both new entrants and existing companies. We may compete for acquisitions with companies such as InterActiveCorp, FuturePLC, WeCommerce Holdings, Emerge Commerce, Red Ventures and Thrasio to name a few.

We may sometimes find our individual brands competing against one another, but the main factor we compete on is deal flow and closing acquisitions at an attractive price. In the acquisition space we believe the principle competitive factors are:

•	reputation of acquiring company;
•	valuation of target company;
•	convenience of due diligence; and
•	time to closing.

At the portfolio level, Vital Reaction competes with brands such as DrinkHRW, DrMercola and Quicksilver Scientific. In this industry we believe the principle competitive factors are:

•	quality of product;
•	communication of benefits;
•	price of product;
•	safety; and
•	customer satisfaction.

For MightyDeals, the main competitors are other marketplaces or “deal” providers, such as AppSumo, FontBundles, CreativeMarket, and a few others. We mostly compete for securing exclusive deals with vendors, and brand loyalty.

We believe in this industry the principle competitive factors are:

•	volume and popularity of deals;
•	pricing of deals and relative discount; and
•	exclusivity of deals.

Intellectual Property

We regard some aspects of our internal operations, software, and documentation as proprietary, and rely primarily on a combination of contract and trade secret laws to protect our proprietary information. We believe, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protections are less significant than factors such as the knowledge, ability, and experience of our employees, frequent software product enhancements, and the timeliness and quality of our support services. The source code for our proprietary software is protected as a trade secret. We enter into confidentiality or license agreements with our employees, consultants, and clients, and control access to and distribution of our software, documentation, and other proprietary information. We cannot guarantee that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

We do not believe our software products or other proprietary rights infringe on the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

We have registered trademark and copyrights for the Vital Reaction and Mighty Deals company name. We may file trademarks, copyrights, and patents for our other websites as well.

Government Regulation

We are subject to a variety of domestic and foreign laws and regulations in the U.S. and abroad involving matters that are important to (or may otherwise impact) our various websites, such as broadband internet access, online commerce, privacy and data security, advertising, intermediary liability, consumer protection, taxation, worker classification and securities compliance. These domestic and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are continually evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations (and any amended, proposed or new laws and regulations) are often uncertain, particularly in the Internet industry, and may vary from jurisdiction to jurisdiction and over time, which could result in conflicts with the current policies and practices of our websites.

Because we conduct substantially all of our business on the Internet, we are particularly sensitive to laws and regulations that could adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact whether or how we may provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and/or undermine an open and neutrally administered Internet access. For example, in December 2017, the U.S. Federal Communications Commission (the “FCC”) adopted the Restoring Internet Freedom Order. This order, which was released in January 2018 and took effect in June 2018, reversed net neutrality protections in the United States that had been in place since 2015, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. Also, Section 230 of the Communications Decency Act of 1996 (“Section 230”), which generally provides immunity for website publishers from liability for third party content appearing on their platforms and the good faith removal of third party content from their platforms that they may deem obscene or offensive (even if constitutionally protected speech), since its adoption has been (and continues to be) subject to a number of challenges. The immunities conferred by Section 230 could also be narrowed or eliminated through amendment, regulatory action or judicial interpretation. In 2018, the U.S. Congress amended Section 230 to remove certain immunities and most recently, in 2020, various members of the U.S. Congress introduced bills to further limit Section 230, and a petition was filed by a Department of Commerce entity with the Federal Communications Commission to commence a rulemaking to further limit Section 230. Any future adverse changes to Section 230 could result in additional compliance costs for us and/or exposure for additional liabilities.

Because we receive, store and use a substantial amount of information received from or generated by our users and subscribers, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data security, primarily in the case of our operations in the United States and the European Union and the handling of personal data of users located in the United States and the European Union. Recent examples of comprehensive regulatory initiatives in the area of privacy and data security include a comprehensive European Union privacy and data protection reform, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. The GDPR, which applies to certain companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes significant penalties (monetary and otherwise) for non-compliance, as well as provides a private right of action for individual claimants. The GDPR will continue to be interpreted by European Union data protection regulators, which may require us to make changes to our business practices and could generate additional risks and liabilities. The European Union is also considering an update to its Privacy and Electronic Communications Directive to impose stricter rules regarding the use of cookies.

In addition, in October 2015, the European Court of Justice (“ECJ”) invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000 for the transfer of personal data from the European Economic Area (the “EEA”) to the U.S., and on July 16, 2020, the ECJ invalidated the EU-U.S. Privacy Shield as an adequate safeguard when transferring personal data from the EEA to the U.S. These regulations continue to evolve and may ultimately require us to devote resources towards compliance and/or make changes to our business practices to ensure compliance, all of which could be costly. Also, the exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. At the same time, many jurisdictions abroad in which we do business have already or are currently considering adopting privacy and data protection laws and regulations. At this time, the provisions of the EU GDPR are incorporated directly into United Kingdom law as the UK GDPR.

Moreover, while multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various U.S. state legislatures, certain U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 (the “CCPA”). The CCPA provides new data privacy rights for California consumers, and restricts the ability of certain of our websites to use personal California user and subscriber information in connection with their various products, services and operations. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages. In addition, on November 3, 2020, California voters approved Proposition 24 (the “California Privacy Rights Act of 2020”), which amends certain provisions of the CCPA and becomes effects January 1, 2023, will further restrict the ability of certain of our websites to use personal California user and subscriber information in connection with their various products, services and operations and/or impose additional operational requirements on such websites. Lastly, the U.S. Federal Trade Commission has also increased its focus on privacy and data security practices, as evidenced by the first-of-its-kind, $5 billion dollar fine against a social media platform for privacy violations in 2019. As a result, we could be subject to various private and governmental claims and actions in this area.

As a provider of certain subscription-based products and services, we are also impacted by laws or regulations affecting whether and how our websites may periodically charge users for membership or subscription renewals. For example, the European Union Payment Services Directive, which became effective in 2018, could impact the ability of certain of our websites to process auto-renewal payments for, as well as offer promotional or differentiated pricing to, users who reside in the European Union. Similar laws exist in the U.S., including the federal Restore Online Shoppers Confidence Act and various U.S. state laws, and legislative and regulatory enactments or amendments are under consideration in a number of U.S. states.

We are also sensitive to the adoption of new tax laws. The European Commission and several European countries have recently adopted (or intend to adopt) proposals that would change various aspects of the current tax framework under which certain of our European websites are taxed, including proposals to change or impose new types of non-income taxes (including taxes based on a percentage of revenue).

In addition, in the case of certain websites, such as Vital Reaction, we must be compliant with U.S. Food and Drug Administration (“FDA”) regulations for claims made by supplement companies. All of our marketing materials must be in alignment with both the spirit and letter of the disclaimer, “These products/claims have not been evaluated by the FDA. These products are not intended to diagnose, treat or cure any health conditions.”

We are also subject to laws, rules and regulations governing the marketing and advertising activities of our various websites conducted by or through telephone, email, mobile digital devices and the Internet, including the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM act and similar state laws, rules and regulations, as well as local laws, rules and regulations and relevant agency guidelines governing background screening.

Further, all of our websites could be subject to the Americans with Disabilities Act (the “ADA”) The ADA does not explicitly address online compliance. With no specific coverage under the law, it usually falls to the courts to determine how ADA standards apply to websites—or whether they do at all.

Lastly, as a company based in the U.S. with foreign offices in various jurisdictions worldwide, we are subject to a variety of foreign laws governing the foreign operations of our various websites, as well as U.S. laws that restrict trade and certain practices, such as the Foreign Corrupt Practices Act.

Non-Government Regulation

From a non-Governmental standpoint, we also need to comply with policies and terms of service on various platforms, including but not limited to: Facebook, Facebook Ads, Instagram, Pinterest, Google Ads, Google Search, Twitter, TikTok, and YouTube.

Properties and Facilities

The Company is a remote company, meaning that it does not have a physical office where employees work. Our executive officers and other employees have the option of either telecommuting or working from somewhere else. We lease and maintain an office out of our chief executive officer’s residence at the Executive Centre Taipei, Level 4, Neihu New Century Building No, No. 55, Zhouzi St, Neihu District, Taipei City, 114, Taiwan (approximately $400 per month), a community and co-working space at The Mill at 1007 North Orange Street, 4th Floor Wilmington, Delaware 19801 ($75 per month) and storage space at 3002 Nelson Road, Longmont, Colorado, 80503 ($159 per month). We do not currently own any real estate. We consider our space at 1007 North Orange Street, 4th Floor Wilmington, Delaware 19801 to be our principal executive office.

Legal Proceedings

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Employees

We have 7 full-time employees and 1 part-time employee. Our company also utilizes 13 full time contractors in connection with its business operations.

Corporate History and Information

Onfolio Holdings Inc. was incorporated as a C-corporation under the laws of the State of Delaware on July 20, 2020 and our initial wholly owned operating subsidiary, Onfolio LLC, a Delaware limited liability corporation, was formed on May 14, 2019.

We consider our space at 1007 North Orange Street, 4th Floor Wilmington, Delaware 19801 to be our principal executive office. The Company is a remote company, meaning that it does not have a physical office where employees work. Our executive officers and other employees have the option of either telecommuting or working from somewhere else. The Company employs workers in numerous time zones around the world. Our telephone number is (682) 990- 6920. Our website address is located at https://www.onfolio.com. The information contained on our website is not incorporated by reference into this Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Report on Form 10-K or in deciding whether to purchase our securities.

Where You Can Find Additional Information

The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the website is www.sec.gov.We file periodic reports under the Securities Exchange Act of 1934, including annual, quarterly and special reports, and other information with the Securities and Exchange Commission. These periodic reports and other information are available on the website of the Securities and Exchange Commission referred to above.

We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. In addition to the other information contained in this Report on Form 10-K, you should consider carefully the following risk factors in evaluating our business and us. There are numerous and varied risks that may prevent our Company from achieving its goals. If any of these risks actually occur, our Company’s business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock and warrants could decline and investors could lose all or part of their investment. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also significantly impair our business operations and could result in a complete loss of your investment.

Risks Related to Our Business – General

We are a company with limited history and may not be able to continue to successfully manage our websites on a combined basis.

We were incorporated on July 20, 2020, and have conducted operations since May 2019. Our initial wholly owned operating subsidiary, Onfolio LLC, a Delaware limited liability corporation, was formed on May 14, 2019. Our failure to continue to develop and maintain effective systems and procedures, including accounting and financial reporting systems, or to manage our operations as a consolidated public company, may negatively impact our ability to optimize the performance of our Company, which could adversely affect our business, financial condition and operating results. In that case, our financial statements might not be indicative of our business, financial condition and operating results.

Many of our websites have a limited operating history upon which investors can evaluate their future prospects.

Both our Company and many of our websites have a limited operating history upon which an evaluation of our websites and plans or performance and prospects can be made. Our business and prospects must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with newly established businesses. The risks include, but are not limited to, the possibility that we will not be able to build a positive reputation with customers, distinguish ourselves from competitors, scale our business efficiently, maintain and expand our businesses relationships with suppliers and service vendors, respond to evolving industry standards and government regulation that impact our business and our websites, particularly in the areas of data collection and consumer privacy, prevent or mitigate failures or breaches of security, continue to expand our business internationally, and hire and retain qualified and motivated employees. We cannot assure you that we can successfully address these challenges and if unsuccessful, our, financial condition and operating results could be materially and adversely affected.

We have incurred operating losses since our inception and we may continue to incur substantial operating losses for the foreseeable future.

We were incorporated on July 20, 2020, and have conducted operations since May 2019. Since inception we incurred operating losses and experienced negative cash flow since our inception. We incurred a net loss of $4,234,357 for the year ended December 31, 2022 and $1,900,149 for the year ended December 31, 2021. We anticipate that we will continue to incur operating losses through at least 2023.

We may not be able to generate sufficient revenue from owning and/or managing our websites to achieve profitability. We expect to continue to make significant operating and capital expenditures for acquisitions of websites, technologies, or other assets (as of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions); and for marketing, working capital and general corporate purposes. As a result, we will need to generate significant revenue to achieve profitability. We cannot assure you that we will ever achieve profitability.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As described in Note 3 of our accompanying audited financial statements, our auditors have issued a going concern opinion on our December 31, 2022 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing, debt financing and/or related party advances, however there is no assurance of additional funding being available. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and acquisition activities are forward-looking statements and involve risks and uncertainties.

If we do not succeed in raising additional funds on acceptable terms, we could be forced to delay or curtail potential website acquisitions, forego sales and marketing efforts, and forego potential attractive business opportunities. Unless we secure additional financing, we will be unable to continue to execute on our business plan.

We require additional capital to support our present business plans and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

We will require additional funds to further develop our business plan. Based on our current operating plans, we plan to use approximately $5.2 million for acquisitions of websites, technologies, or other assets (as of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions); and approximately $0.7 million for marketing, working capital and general corporate purposes. We may choose to raise additional capital beyond this in order to expedite and propel growth more rapidly. We can give no assurance that we will be successful in raising any additional funds. Additionally, if we are unable to generate sufficient revenues from our sales and operating activities, we may need to raise additional funds, doing so through debt and equity offerings, in order to meet our expected future liquidity and capital requirements, including capital required for operations. Any such financing that we undertake will likely be dilutive to current stockholders.

We intend to continue to make investments to support our business growth, including acquiring additional websites. In addition, we may also need additional funds to respond to other business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, satisfying debt and series A preferred stock payment obligations, and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek to raise additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all our business plans.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We will need to raise additional funds in the future to fund our working capital needs and to fund further expansion of our business. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

If we fail to retain certain of our key personnel and attract and retain additional qualified personnel, we might not be able to pursue our growth strategy.

Our future success will depend upon the continued services of Dominic Wells, our Chief Executive Officer; Esbe van Heerden, our President; Yury Byalik, our Head of Strategy and Acquisitions; Adam Trainor, our Chief Operations Officer; Rob te Braake, our Interim Chief Financial Officer; and other members of our key management team and our consultants. We especially consider Mr. Wells to be critical to the management of our business and operations and the development of our strategic direction. Though no individual is indispensable, the loss of the services of these individuals could have a material adverse effect on our business, operations, revenues or prospects. We do not currently maintain key man life insurance on the lives of these individuals. Our future success will also depend on our ability to identify, hire, develop, motivate and retain highly skilled personnel. Competition in our industry for qualified employees is intense, and our compensation arrangements may not always be successful in attracting new employees and/or retaining and motivating our existing employees. Future acquisitions by us may also cause uncertainty among our current employees and employees of the acquired business, which could lead to the departure of key individuals. Such departures could have an adverse impact on the anticipated benefits of an acquisition.

We are anticipating a period of rapid growth in our employee headcount and operations, which may place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure.

Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth and will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, we will be unable to execute our business plan.

Negative publicity could adversely affect our reputation, our business, and our operating results.

Negative publicity about our Company, including, but not limited to the quality and reliability of our websites products and services, our privacy and security practices, and litigation could adversely affect our reputation which, in turn, could adversely affect our business, results of operations and financial condition.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our products and services to our customers and could decrease demand for our products and services. The World Health Organization declared the COVID-19 outbreak a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and employees, all of which are uncertain and cannot be predicted. At this point, the overall extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

Additionally, we depend on the efficient and uninterrupted operations of our third-party data centers and hardware systems. The data centers and hardware systems are vulnerable to damage from earthquakes, tornados, hurricanes, fire, floods, power loss, telecommunications failures and similar events. If any of these events results in damage to third-party data centers or systems, we may be unable to provide our clients with our products and services until the damage is repaired and may accordingly lose clients and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

Political and economic factors may negatively affect our financial condition or results of operations.

Some of our websites are eCommerce businesses that obtain physical products that are imported from China and Japan. Supply chain interruptions, regulatory changes, or political climate could potentially adversely impact our relationships with these vendors. Additionally, rising inflation could cause our product, marketing, and labor costs to rise beyond an acceptable level to us or cause us to increase our prices to a level not accepted by consumers. Any of these factors could negatively impact our financial condition or results of operations.

The COVID-19 pandemic may negatively affect our operations.

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

Risks Related to Our Business – Primary Risk Factors Related to Our Specific Websites

Mightydeals.com

•	Further changes to email privacy laws. A large part of our Mightydeals.com business generation comes from its approximate one million member email list. Recently Apple has made changes to privacy regarding email, in particular open-rates. This has made it more difficult to accurately gauge who is opening our Mightydeals.com emails, but hasn’t changed our ability to message our audience. Should Apple, or any other company, make further changes to email privacy/deliverability, this could negatively impact the website’s ability to message its subscribers, which in turn could negatively impact the website’s revenue generation.

•	Inability to find Vendors to partner with. Our Mightydeals.com business model relies upon partnering with vendors of graphic design products (such as fonts). If Mightydeals.com can’t continue to partner with vendors, it may not have as many deals to run. Without new deals to onboard onto the platform, it cannot generate revenue from selling deals.

Vital-Reaction.com

•	FDA Headwinds. The Food and Drug Administration (“FDA”) is the predominant driver of legislation around molecular hydrogen. Currently, as more and more research is published and peer-reviewed, the FDA is allowing more products to enter the market. However, should the FDA adversely change its attitude towards molecular hydrogen, this could impact Vital-Reaction.com’s ability to sell hydrogen products in the US.

•	Email and Facebook Advertising Changes. As with Mightydeals.com, Vital-Reaction.com generates a large portion of its revenue through email and Facebook marketing efforts. As privacy rules change, enforced by Apple in particular, its ability to generate web traffic, and therefore customers, can be negatively impacted.

Allthingsdogs.com

•	Google Traffic Changes. Currently a significant portion of web traffic to Allthingsdogs.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation.

•	Display Advertising. The Allthingsdogs.com website currently generates 99% of its income from display advertising. If the display advertising revenue model should experience a significant decline, then Allthingsdogs.com’s revenue would significantly decline.

Prettyneatcreative.com

•	Increased Vendor Prices. Prettyneatcreative.com dropships its products from vendors globally (mostly in China), and if those vendors increase their prices, Prettyneatcreative.com will face shrinking margins, or the need to increase its own prices. Should our Prettyneatcreative.com customer base not tolerate price increases, Prettyneatcreative.com would likely experience a decline in sales.

•	Increase in Competition. Due to the nature of our Prettyneatcreative.com business model, the barriers to entry are lower than our other websites, which could cause us to experience an increase in competition. Any increase in competition could cause us to experience a loss of revenue.

•	Loss Of Enthusiasm For Product. Diamond painting is relatively new to the US market and has been experiencing strong growth. Should that enthusiasm suffer, particularly as the pandemic wanes, Prettyneatcreative.com could see fewer people buying its products.

Digitallyapproved.com

•	Further Pinterest Algorithm Changes. Since their IPO, Pinterest has made many changes to its ranking algorithm, making it harder for marketers to utilize the platform for traffic. As such, many bloggers may have less need for Pinterest marketing solutions in the future, if they are unable to generate predictable results. If this trend continues, our Digitallyapproved.com revenue may be negatively impacted.

•	Newsletters Lose Popularity. Currently email newsletters are enjoying a boom in popularity, as more people wish to learn from individuals or small teams. As such, Digitallyapproved.com’s newly launched newsletter on Social Media Marketing may do well. If newsletters fall out of favor, as they have in the past, it may negatively impact Digitallyapproved.com’s revenue model.

SEOButler.com

•

SEO Services Industry Growth. The SEO Services industry is significant and expected to continue growing over the next 5 years. In the event this industry’s growth does not occur as expected, or occurs slower than expected the popularity of SEO butler.com’s services could decrease, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

ProofreadAnywhere.com/WorkAtHomeSchool.com/WorkYourWay2020.com

•

Improvements in Software and AI. Technology developments may improve the quality of automated proofreading, which may lead to reduced career opportunities for proofreaders and lower demand for proofreading education.

Preventdirectaccess.com/Passwordprotectwp.com

•

Wordpress losing popularity. Wordpress competes with a range of other website building platforms and/or companies. If Wordpress loses popularity, the potential customer pool for the Company is negatively impacted which may impact the Company’s revenue.

Contentellect.com

•	SEO Services Industry Growth. The SEO Services industry is significant and expected to continue growing over the next 5 years. In the event this industry’s growth does not occur as expected, or occurs slower than expected the popularity of Contentellect.com’s services could decrease, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

•	Improvements in Software and AI. Technology developments may reduce the demand for human written content and negatively impact the Company’s revenue.

Fishkeepingworld.com

•	Google Traffic Changes. Currently a significant portion of web traffic to Fishkeepingworld.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation.

•	Email Marketing Changes. As with our other websites, the changes to email marketing and iOS privacy rules could impact FishKeepingWorld.com’s email marketing efforts, which accounts for around 5% of the overall revenue.

Asubtlerevelry.com

•	Google Traffic Changes. Currently a significant portion of web traffic to Asubtlerevelry.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation.

•	Display Advertising. The Asubtlerevelry.com website currently generates 99% of its income from display advertising. If the display advertising revenue model should experience a significant decline, then Asubtlerevelry.com’s revenue would significantly decline.

Wowfreestuff.co.uk

•	Search Engine Traffic Changes. Currently a significant portion of web traffic to Wowfreestuff.co.uk is driven by rankings in the UK search engines for terms related to freebies. UK search engines regularly make changes to their ranking algorithms, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation.

•	Freebie Offerings. If companies no longer utilize freebies or giveaways as part of their marketing strategy, Wowfreestuff.co.uk will have fewer products to promote on its website, which in turn could negatively impact the website’s commission revenue generation.

•	Email Marketing. The vast majority of Wowfreestuff.co.uk’s revenue is generated by emailing its subscribers on a daily basis letting them know about new deals. Any third-party company changes to their email privacy/deliverability rules could negatively impact the website’s ability to email its audience, which in turn could negatively impact the website’s revenue generation.

Woofwhiskers.com

•	Google Traffic Changes. Currently a significant portion of web traffic to Woofwhiskers.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation.

•	Pet Food Brands. Visitors to the Woofwhiskers.com website are predominantly driven by the website’s reviews of dog food brands. In the event certain brands are no longer offered or fewer new brands come to market, the website could experience a loss of traffic, which in turn could negatively impact the website’s revenue generation.

Perfectdogbreeds.com

•	Google Traffic Changes. Currently a significant portion of web traffic to Perfectdogbreeds.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation.

•	Display Advertising. The Perfectdogbreeds.com website currently generates 99% of its income from display advertising. If the display advertising revenue model should experience a significant decline, then the website’s revenue would significantly decline.

Craftwhack.com – Managed Property

•	Google Traffic Changes. Currently a significant portion of web traffic to Craftwhack.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation our Company’s revenue.

•	Popularity of Crafting. A large part of the growth of Craftwhack.com has come from the growth in home and DIY and crafting activities, accelerated by the pandemic. The loss of popularity of these activities could negatively impact the website’s revenue generation our Company’s revenue.

•	Dissatisfaction With Our services. Our Company manages the Craftwhack.com website pursuant to a fee-based contract where we earn a profit share. In the event the owner of the website becomes dissatisfied with our management services or no longer considers the cost of our management services fee to have sufficient value, the website could terminate our management contract, which would negatively impact our Company’s revenue.

Backgroundhawk.com – Managed Property

•	Loss of momentum. Backgroundhawk.com is in growth mode and it continues to grow at a steady pace. In the event the website’s growth momentum stalls, the revenues we expect from this website could fail to materialize.

•	Google Traffic Changes. Currently a significant portion of Backgroundhawk.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

•	Dissatisfaction With Our services. Our Company manages the Backgroundhawk.com website pursuant to a fee-based contract where we earn a profit share. In the event the owner of the website becomes dissatisfied with our management services or no longer considers the cost of our management services fee to have sufficient value, the website could terminate our management contract, which would negatively impact our Company’s revenue.

Outreachmama.com – Managed Property

•	SEO Services Industry Growth. The SEO Services industry is significant and expected to continue growing over the next 5 years. In the event this industry’s growth does not occur as expected, or occurs slower than expected the popularity of Outreachmama.com’s services could decrease, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

•	Dissatisfaction With Our services. Our Company manages the Outreachmama.com website pursuant to a fee-based contract where we earn fixed revenue and profit share. In the event the owner of the website becomes dissatisfied with our management services or no longer considers the cost of our management services fee to have sufficient value, the website could terminate our management contract, which would negatively impact our Company’s revenue.

Getmerankings.com – Managed Property

•	SEO Services Industry Growth. The SEO Services industry is significant and expected to continue growing over the next 5 years. In the event this industry’s growth does not occur as expected or occurs slower than expected the popularity of Getmerankings.com’s services could decrease, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

•	Dissatisfaction With Our services. Our Company manages the Getmerankings.com website pursuant to a fee-based contract where we earn fixed revenue and profit share. In the event the owner of the website becomes dissatisfied with our management services or no longer considers the cost of our management services fee to have sufficient value, the website could terminate our management contract, which would negatively impact our Company’s revenue.

Everythingreptiles.com – Managed Property

•	Google Traffic Changes. Currently a significant portion of web traffic to Everythingreptiles.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

•	Dissatisfaction With Our services. Our Company manages the Everythingreptiles.com website pursuant to a fee-based contract where we earn fixed revenue and profit share. In the event the owner of the website becomes dissatisfied with our management services or no longer considers the cost of our management services fee to have sufficient value, the website could terminate our management contract, which would negatively impact our Company’s revenue.

Familyfoodgarden.com – Managed Property

•	Google Traffic Changes. Currently a significant portion of web traffic to Familyfoodgarden.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

•	Display Advertising. The Familyfoodgarden.com website currently generates 99% of its income from display advertising. If the display advertising revenue model should experience a significant decline, then the website’s revenue would significantly decline which would negatively impact our Company’s revenue.

•	Dissatisfaction With Our services. Our Company manages the Familyfoodgarden.com website pursuant to a fee-based contract where we earn fixed revenue and profit share. In the event the owner of the website becomes dissatisfied with our management services or no longer considers the cost of our management services fee to have sufficient value, the website could terminate our management contract, which would negatively impact our Company’s revenue.

Risks Related to Our Business – Operating Our Websites

If we are unable to attract new customers and retain customers on a cost-effective basis, our business and results of operations will be affected adversely.

To succeed, we must attract and retain customers on a cost-effective basis. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, direct sales and partner sales. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

Additionally, factors outside of our control, such new terms, conditions, policies, or other changes made by the online services, search engines, directories and other websites that we rely upon to attract new customers could cause our websites to experience short- or long-term business disruptions, which could adversely affect our revenue and results of operations.

If we fail to develop our brands cost-effectively, our business may be adversely affected.

Successful promotion of our Company’s brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

The market in which our websites participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The market for our websites’ goods and services is competitive and rapidly changing, and the barriers to entry are relatively low. With the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices. Competition could result in reduced sales, reduced margins or the failure of our products and services to achieve or maintain more widespread market acceptance, any of which could harm our business. We compete with large established websites possessing large, existing customer bases, substantial financial resources and established distribution channels, as well as smaller less established websites. If either of these types of competitors decide to develop, market or resell competitive services, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products and services. Our current and potential competitors have more extensive customer bases and broader customer relationships than we have. If we are unable to compete with such companies, the demand for our products could substantially decline.

Risks Related to Our Business – Our Acquisition Plans

As part of our business plan, we will continue to acquire or make investments in other companies, or through business relationships, which will divert our management’s attention, result in dilution to our stockholders, consume resources that may be necessary to sustain our business and could otherwise disrupt our operations and adversely affect our operating results.

As part of our business plan, we will continue to acquire or invest in websites, applications and services or technologies that we believe could offer growth opportunities or complement or expand our business or otherwise. The pursuit of target websites will divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

As we acquire additional websites, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or investments in other companies, due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	unanticipated costs or liabilities associated with the acquisition;
•	difficulty integrating the accounting systems, operations and personnel of the acquired business;
•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•	difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
•	diversion of management’s attention from other business concerns;
•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
•	the potential loss of key employees;
•	use of resources that are needed in other parts of our business; and
•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If future acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process and this could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

Pursuant to our long-term investment strategy, we may pursue future acquisitions or business relationships, or make business dispositions that may not be in the best interest of common stockholders in near term or at all.

As part of long-term investment strategy, we will continue to acquire or invest in websites, applications and services or technologies that we believe could complement or expand our services or otherwise offer growth opportunities in the long run. We may incur indebtedness for future acquisitions, which would be senior to our shares. Future acquisitions may also reduce our cash available for distribution to our stockholders, including holders of our common shares, following such acquisitions. To the extent such acquisitions do not perform as expected, such risk may be particularly heightened. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

In addition to acquiring websites, we may sell those websites that we own from time to time when attractive opportunities arise that outweigh the future growth and value that we believe we will be able to bring to such websites consistent with our long-term investment strategy. As such, our decision to sell a business will be based on our belief that doing so will increase stockholder value to a greater extent than through our continued ownership of that business. Future dispositions of websites may reduce our cash flows from operations. We cannot assure you that we will use the proceeds from any future dispositions in a manner with which you agree. You will generally not be entitled to vote with respect to our future acquisitions or dispositions, and we may pursue future acquisitions or dispositions with which you do not agree.

Because of our limited resources and the significant competition for acquisition opportunities, it may be more difficult for us to acquire target websites that meet our acquisition criteria.

We expect to encounter competition from other companies having a business plan similar to ours, including private investors (which may be individuals or investment partnerships), blank check companies and other entities, domestic and international, competing for the types of websites we intend to acquire. Many of these individuals and entities are well- established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target websites we could potentially acquire, our ability to compete with respect to the acquisition of certain target websites that are attractive to us will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain websites. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

Subsequent to the acquisition of any target business, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.

Even if we conduct extensive due diligence on a target website that we acquire, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the acquisition transaction or thereafter. Accordingly, we could experience a significant negative effect on our financial condition, results of operations and the price of our securities. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

We may seek target websites in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a target business outside of our management’s areas of expertise if a target business is presented to us and we determine that such business offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular acquisition candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

We will likely not obtain an opinion from an independent accounting or investment banking firm in connection with the acquisition of a target business.

We will likely not obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying for a target business is fair to our stockholders. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors (“Board”), who will determine fair market value based on standards generally accepted by the financial community.

Our resources could be wasted by acquisition transactions that are not completed.

The investigation of each target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require management time and attention and costs for accountants, attorneys and others. If we decide not to complete a specific acquisition transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our acquisition transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

The officers and directors of a target business may resign upon completion of our acquisition. The loss of a target business’ key personnel could negatively impact the operations and profitability of the target business post-acquisition.

The role of a target business’ key personnel upon the completion of our acquisition transaction cannot be ascertained at this time. Although we contemplate that certain members of a target business’ management team will remain associated with the target business following our acquisition transaction, it is possible that members of the management of a target business will not remain in place. The loss of a target business’ key personnel could negatively impact the operations and profitability of the target business post-acquisition. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

We may attempt to simultaneously acquire multiple target websites, which may give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several websites that are owned by different sellers, we will face risks including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired websites into our Company. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

We intend to pursue and acquire target businesses located outside of the United States so we will be subject to a variety of additional risks that may adversely affect us.

We do not plan to acquire any entity with its principal business operations in China (including Hong Kong) but may acquire target websites with operations or opportunities outside of the United States, we may face additional burdens in connection with investigating, agreeing to and completing such acquisition transactions, and we would be subject to a variety of additional risks that may negatively impact our operations. If we pursue target websites with operations or opportunities outside of the United States, we would be subject to risks associated with cross-border acquisition transactions, including in connection with investigating, agreeing to and completing our acquisition transaction, conducting due diligence in a foreign jurisdiction, having such transactions approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we acquire such a business, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;
•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future partnering transactions may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	local or regional economic policies and market conditions;
•	unexpected changes in regulatory requirements;
•	challenges in managing and staffing international operations;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	underdeveloped or unpredictable legal or regulatory systems;
•	corruption;
•	protection of intellectual property;
•	social unrest, crime, strikes, riots and civil disturbances;
•	regime changes and political upheaval;
•	terrorist attacks and wars; and
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete the acquisition transaction, or, if we complete the acquisition transaction, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Risks Related to Information Technology Systems, Intellectual Property and Privacy Laws

We are reliant upon information technology to operate our business and maintain our competitiveness.

Our ability to leverage our technology and data scale is critical to our long-term strategy. Our business increasingly depends upon the use of sophisticated information technologies and systems, including technology and systems (cloud solutions, mobile and otherwise) utilized for communications, marketing, productivity tools, training, lead generation, records of transactions, business records (employment, accounting, tax, etc.), procurement and administrative systems. The operation of these technologies and systems is dependent upon third-party technologies, systems and services, for which there are no assurances of continued or uninterrupted availability and support by the applicable third-party vendors on commercially reasonable terms. We also cannot assure that we will be able to continue to effectively operate and maintain our information technologies and systems. In addition, our information technologies and systems are expected to require refinements and enhancements on an ongoing basis, and we expect that advanced new technologies and systems will continue to be introduced. We may not be able to obtain such new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, and we may not be able to devote financial resources to new technologies and systems in the future.

Any significant disruption in service on our website or in our computer systems, or in our customer support services, could reduce the attractiveness of our services and result in a loss of customers.

The satisfactory performance, reliability and availability of our services are critical to our operations, level of customer service, reputation and ability to attract new customers and retain customers. Most of our computing hardware is co-located in third-party hosting facilities. None of the companies who host our systems guarantee that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations depend on their ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. If our arrangements with third-party data centers are terminated, or there is a lapse of service or damage to their facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. Any interruptions or delays in access to our services, whether as a result of a third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

We do not have a disaster recovery system, which could lead to service interruptions and result in a loss of customers.

Although we have all of our websites and other data backed up with multiple services, we do not have any disaster recovery systems. In the event of a disaster in which our software or hardware are irreparably damaged or destroyed, we would experience interruptions in access to our services. Any or all these events could cause our customers to lose access to our services.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

The online industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:

•	divert management’s attention;
•	result in costly and time-consuming litigation;
•	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all;
•	in the case of any open-source software related claims, require us to release our software code under the terms of an open-source license; or
•	require us to redesign our software and services to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all and we may be required to pay significant monetary damages to such third party.

If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be severely harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

Our system stores our customers’ proprietary email distribution lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers.

If we fail to maintain our compliance with the data protection policy documentation standards adopted by the major credit card issuers, we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.

We may be the subject of intentional cyber disruptions and attacks.

We expect to be an ongoing target of attacks specifically designed to impede the performance of our products and services. Experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our data centers and IT environments. These hackers, or others, which may include our employees or vendors, may cause interruptions of our services. Although we continually seek to improve our countermeasures to prevent and detect such incidents, if these efforts are not successful, our business operations, and those of our customers, could be adversely affected, losses or theft of data could occur, our reputation and future sales could be harmed, governmental regulatory action or litigation could be commenced against us and our business, financial condition, operating results and cash flow could be materially adversely affected.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position.

Our success, in part, depends upon our proprietary technology. We have various forms of intellectual property including copyright, trademark, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. We also pursue the registration of our domain names, trademarks, and service marks in the United States. If we file patent applications, we cannot assure you that any of the patent applications that we file will ultimately result in an issued patent or, if issued, that they will provide sufficient protections for our technology against competitors. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

We could be harmed by improper disclosure or loss of sensitive or confidential data.

Our business operations require us to process and transmit data. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under laws and regulations that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we acquire additional business and introduce new services and offerings. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which our websites operate. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services could have a material adverse effect on our business.

Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the use of the Internet, and the increased sophistication and activity of organized crime, hackers, terrorists, activists, cybercriminals and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Cybersecurity attacks are becoming more sophisticated and include malicious attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data, substantially damaging our reputation. Our security systems are designed to maintain the security of our users’ confidential information, as well as our own proprietary information. Accidental or willful security breaches or other unauthorized access by third parties or our employees, our information systems or the systems of our third-party providers, or the existence of computer viruses or malware in our or their data or software could expose us to risks of information loss and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees.

In addition, we could become subject to unauthorized network intrusions and malware on our own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities or failure to prevent security breaches could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our reputation, business, profitability and financial condition. Furthermore, the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, and we may be unable to anticipate these techniques or to implement adequate preventative measures.

We may be subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business.

We receive, collect, store, and process certain personally identifiable information about individuals and other data relating to our customers. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including personally identifiable and other potentially sensitive information about individuals. We may be subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, disposal and protection of information about individuals and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We strive to comply with our applicable data privacy and security policies, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security, processing, transfer or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, security, processing, transfer or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to receive, collect, store, process, transfer, and otherwise use user data or develop new services and features.

If we are found in violation of any applicable laws or regulations relating to privacy, data protection, or security, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features, integrations or other capabilities of websites. In addition, these laws and regulations could impose significant costs on us and could constrain our ability to use and process data in a commercially desirable manner. In addition, if a breach of data security were to occur or be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection or data security were to be alleged, or if we were to discover any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, our business websites may be perceived as less desirable and our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the California Consumer Privacy Act (“CCPA”), which came into force in 2020, provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA generally takes effect on January 1, 2023 and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country, such as in Virginia, New Hampshire, Illinois and Nebraska. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Various U.S. federal privacy laws are potentially relevant to our business, including the Federal Trade Commission Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Family Educational Rights and Privacy Act, the Children’s Online Privacy Protection Act, and the Telephone Consumer Protection Act. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, injunctions and other consequences, loss of trust by our users, and a material and adverse impact on our reputation and business.

In addition, the data protection landscape in the EU is continually evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies.

Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers. For instance, on July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the European Economic Area to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it made clear that reliance on such clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, including, in particular, applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. The CJEU also states that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and that the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.

Additionally, the GDPR greatly increased the European Commission’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, security breach notifications and the security and confidentiality of personal data.

Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users.

Further, in March 2017, the United Kingdom formally notified the European Council of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union (“Brexit”). The United Kingdom ceased to be an EU Member State on January 31, 2020, but enacted a Data Protection Act substantially implementing the GDPR (“U.K. GDPR”), effective in May 2018, which was further amended to align more substantially with the GDPR following Brexit. It is unclear how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. Beginning in 2021 when the transitional period following Brexit expired, we are required to comply with both the GDPR and the U.K. GDPR, with each regime having the ability to fine up to the greater of €20 million (in the case of the GDPR) or £17 million (in the case of the U.K. GDPR) and 4% of total annual revenue. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, including, for example, how data transfers between EU member states and the United Kingdom will be treated and the role of the United Kingdom’s Information Commissioner’s Office following the end of the transitional period. These changes could lead to additional costs and increase our overall risk exposure.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users, or any other legal obligations or regulatory requirements relating to privacy, data protection, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups, or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit our business operations. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions.

A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the COPPA and Article 8 of the GDPR. We implement certain precautions to ensure that we do not knowingly collect personal information from children under the age of 13 through our websites. Despite our efforts, no assurances can be given that such measures will be sufficient to completely avoid allegations of COPPA violations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things. Additionally, new regulations are being considered in various jurisdictions to require the monitoring of user content or the verification of users’ identities and age. Such new regulations, or changes to existing regulations, could increase the cost of our operations.

Risks Related to Owning Our Securities

An active market in which investors can resell their shares of our common stock and publicly-traded warrants may not develop.

Our common stock and publicly-traded warrants were listed and began trading on the Nasdaq Capital Market on August 26, 2022, under the symbols “ONFO” and “ONFOW,” respectively. Prior to the listing, there was no public market for our common stock and warrants. A liquid public market for our common stock and publicly-traded warrants may not develop notwithstanding the recent listing of our common stock and publicly-traded warrants on the Nasdaq Capital Market. The prices at which our securities are traded may decline, meaning that you may experience a decrease in the value of your common stock and publicly-traded warrants regardless of our operating performance or prospects.

The price of our common stock and our warrants may fluctuate substantially.

You should consider an investment in our common stock and warrants to be risky, and you should invest in our common stock and warrants only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Report on Form 10-K, are:

•	sale of our common stock by our stockholders, executives, and directors;
•	volatility and limitations in trading volumes of our shares of common stock;
•	our ability to obtain financing;
•	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our business’ industries;
•	our ability to attract new customers;
•	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;
•	our cash position;
•	announcements and events surrounding financing efforts, including debt and equity securities;
•	our inability to enter into new markets or develop new products;
•	reputational issues;
•	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
•	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
•	changes in industry conditions or perceptions;
•	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
•	departures and additions of key personnel;
•	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
•	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our Company’s series A preferred stock is senior in rank to shares of our common stock with respect to dividends, liquidation and dissolution.

We have 1,000,000 shares of series A preferred stock reserved pursuant to an ongoing concurrent private offering of series A preferred stock. As of the date of this Report on Form 10-K, 69,660 shares of series A preferred stock are issued and outstanding. The series A preferred is senior in rank to shares of common stock with respect to dividends, liquidation and dissolution. Each share of series A preferred carries an annual 12% cumulative, non-compounding dividend based on the cash amount invested into the series A preferred, payable quarterly. All accrued dividends on any shares of series A preferred stock shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the shares of series A preferred stock in accordance with the liquidation and redemption provisions of the shares of series A preferred stock contained in the Company’s certificate of incorporation. Dividends on series A preferred will be paid prior to any dividends on any other class of shares, including common stock. In the event of any liquidation, dissolution or winding up of our Company, the proceeds shall be paid as follows: (i) first, pay the purchase price plus accrued dividends, on each share of series A preferred; and (ii) next, the balance of any proceeds shall be distributed pro rata to holders of common stock or other junior securities. Except as otherwise required by law, the series A preferred stock have no voting rights other than as provided by the provisions of our Company’s certificate of incorporation where the series A preferred will vote as a separate class. The series A preferred shall be redeemable at the option of our Company commencing any time after January 1, 2026 at a price equal to the purchase price ($25.00 per share as of the date hereof) plus accrued dividends, on each share of series A preferred. On or before 180 days following the sale of at least 600,000 shares of the series A preferred, our Company shall register the series A preferred by preparing and filing one registration statement, or if necessary more than one registration statement, of our Company in compliance with the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended and thereafter apply to list the series A preferred stock on a U.S. stock exchange or develop a public trading market for the series A preferred stock by soliciting securities brokers to become market makers of the series A preferred on an established over the counter trading market, such as the OTC Markets.

We may not be able to maintain a listing of our common stock and publicly-traded warrants on Nasdaq.

Although our common stock and publicly-traded warrants are listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we violate Nasdaq’s listing requirements, or if we fail to meet any of Nasdaq’s listing standards, our common stock and publicly-traded warrants may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock and publicly-traded warrants from Nasdaq may materially impair our shareholders’ ability to buy and sell our common stock and publicly-traded warrants and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock and warrants. The delisting of our common stock and publicly-traded warrants could significantly impair our ability to raise capital and the value of your investment.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common stock or warrants, our securities’ price and trading volume could decline.

The trading market for our securities may depend in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if any of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the price of our common stock and warrants could decline. If one or more of our research analysts ceases to cover our business or fails to publish reports on us regularly, demand for our securities could decrease, which could cause the price of our common stock and warrants or trading volume to decline.

We may issue additional equity securities, or engage in other transactions that could dilute our book value or relative rights of our common stock, which may adversely affect the market price of our common stock and warrants.

Our Board may determine from time to time that it needs to raise additional capital by issuing additional shares of our common stock or other securities. Except as otherwise described in this Report on Form 10-K, we will not be restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of existing stockholders or reduce the market price of our common stock and warrants, or all of them. Holders of our securities are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, then current holders of our securities. Additionally, if we raise additional capital by making offerings of debt or preferred shares, upon our liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, may receive distributions of its available assets before the holders of our common stock. We currently have 1,000,000 shares of series A preferred stock reserved pursuant to an ongoing concurrent private offering of series A preferred stock. As of the date of this Report on Form 10-K, 69,660shares of series A preferred stock are issued and outstanding. The series A preferred is senior in rank to shares of common stock with respect to dividends, liquidation and dissolution.

An investment in our warrants is speculative in nature and could result in a loss of your investment therein.

Our warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common stock at a fixed price for a limited period of time. Our warrants are exercisable for five years from the date of initial issuance and currently have an exercise price of $5.00 per share. There can be no assurance that the market price of our shares of common stock will equal or exceed the exercise price of the warrants. In the event that the stock price of our shares of common stock does not exceed the exercise price of the warrants during the period when the warrants are held and exercisable, the warrants may not have any value to their holders.

The warrant certificate governing our warrants designates the state and federal courts of the State of Delaware as the exclusive forum for actions and proceedings with respect to all matters arising out of the warrants, which could limit a warrantholder’s ability to choose the judicial forum for disputes arising out of the warrants.

The warrant certificate governing our warrants provides that all legal proceedings concerning the interpretations, enforcement and defense of the transactions contemplated by the warrant certificate (whether brought against a party to the warrant certificate or their respective affiliates, directors, officers, shareholders, partners, members, employees or agents) shall be commenced exclusively in the state and federal courts sitting in the District of Delaware. The warrant certificate further provides that we and the warrant holders irrevocably submit to the exclusive jurisdiction of the state and federal courts sitting in the District of Delaware for the adjudication of any dispute under the warrant certificate or in connection with it or with any transaction contemplated by it or discussed in it, including under the Securities Act. Furthermore, we and the warrant holders irrevocably waive, and agree not to assert in any suit, action or proceeding, any claim that we or they are not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is improper or is an inconvenient venue for such proceeding. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant certificate will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum.

Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our warrants shall be deemed to have notice of and consented to the foregoing provisions. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of the governing law in the types of lawsuits to which it applies, the exclusive forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, other employees, stockholders, or others which may discourage lawsuits with respect to such claims. Our warrant holders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of this exclusive forum provision. Further, in the event a court finds the exclusive forum provision contained in our warrant certificates to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over the Covid-19 pandemic, inflation, energy costs, geopolitical issues, the U.S. mortgage market and unstable real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and overall plan of business.

The ability of a stockholder to recover all or any portion of such stockholder’s investment in the event of a dissolution or termination may be limited.

In the event of a dissolution or termination of our Company, the proceeds realized from the liquidation of the assets of our Company, or our subsidiaries will be distributed among the common stockholders, but only after the satisfaction of the claims of third-party creditors of our Company and holders of our series A preferred stock. Each share of series A preferred carries an annual 12% cumulative, non-compounding dividend based on the cash amount invested into the series A preferred, payable quarterly. Dividends on series A preferred will be paid prior to any dividends on any other class of shares, including common stock. In the event of any liquidation, dissolution or winding up of our Company, the proceeds shall be paid as follows: (i) first, pay the purchase price plus accrued dividends, on each share of series A preferred; and (ii) next, the balance of any proceeds shall be distributed pro rata to holders of common stock or other junior securities. The ability of a common stockholder to recover all or any portion of such stockholder’s investment under such circumstances will, accordingly, depend on the amount of net proceeds realized from such liquidation and the amount of claims to be satisfied therefrom. There can be no assurance that our Company will recognize gains on such liquidation, nor is there any assurance that common stockholders will receive a distribution in such a case.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future and, as such, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We do not anticipate paying any cash dividends on our common stock for the foreseeable future. Our Company has never declared any cash dividends on its common stock. We currently intend to use all available funds and any future earnings for use in financing the growth of our business and to meet our series A preferred stock dividend obligations.

In addition, and any future loan arrangements we enter into may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We are an “emerging growth company” and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management is required to devote substantial time to compliance matters.

As a publicly traded company, we incur significant additional legal, accounting and other expenses that we did not incur as a privately company. The obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the Nasdaq Capital Market on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements and keep pace with new regulations so that we do not fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

As a public company, we are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management has deemed certain conditions to be material weaknesses and significant deficiencies in our internal controls. For example, we failed to employ a sufficient number of staff to maintain optimal segregation of duties and to provide optimal levels of oversight and we rely upon a third-party accounting firm to assist us with GAAP compliance. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the market price of our common stock.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan and outstanding warrants could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including acquiring additional websites, marketing activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, existing stockholders may be materially diluted by subsequent sales, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Equity Incentive Plan, as amended, (the “2020 Plan”) is 2,600,000 shares, except at any given time, the number of shares that may be issued pursuant to the 2020 Plan cannot exceed the number of shares that is equal to 20% of our Company’s total shares of common stock outstanding at the time of any grant of awards under the 2020 Plan. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

The expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our securities to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our securities. In all events, future issuances of our securities would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our securities. In connection with our initial public offering, we and our officers and directors before the offering entered into lock-up agreements that prevent, subject to certain exceptions, selling or transferring any of our shares of capital stock for, with respect to our Company until August 25, 2023, and with respect to our officers and directors May 27, 2023. In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived in the future, and in any event when the lock-up agreements expire on August 25, 2023 and May 27, 2023, more of our securities will become available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock.

Potential comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government may enact comprehensive federal income tax legislation that could include significant changes to the taxation of business entities. These changes include, among others, a permanent increase to the corporate income tax rate. The overall impact of this potential tax reform is uncertain, and our business and financial condition could be adversely affected. This Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

We can issue “blank check” preferred stock without stockholder approval with the effect of diluting interests of then-current stockholders and impairing their voting rights, and provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our Board. Of these 5,000,000 shares, 1,000,000 shares have been previously designated as series A preferred. Of the remaining 4,000,000 shares of “blank check” preferred stock, our Board is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our Company. In addition, advanced notice is required prior to stockholder proposals, which might further delay a change of control.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors and executive officers own approximately 31.2% of our outstanding common stock. Accordingly, these stockholders may exert significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets. The significant concentration of stock ownership may negatively impact the value of our common stock due to potential investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Provisions of our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our common stock. Among other things, subject to the rights of holders of any series of preferred stock, our certificate of incorporation and bylaws:

•	empower our Board to fix the number of directors of our Company solely by resolution;
•	do not allow for cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•	empower our Board to fill any vacancy on our Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•	provide that special meetings of our stockholders may only be called by the Board or the chair of the Board (except that stockholders may also call special meetings of our stockholders so long as such stockholders beneficially owns at least 25% of the voting power of the outstanding shares of our stock);
•	establish advance notice procedures with regard to stockholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of our stockholders;
•	provide our Board the ability to authorize undesignated preferred stock. This ability makes it possible for our Board to issue, without stockholder approval, preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of us;
•	provide that any director or the entire Board may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of at least 66 2/3% in voting power of the stock of the Company entitled to vote thereon;
•	provide that our Board is expressly authorized to adopt, amend or repeal our bylaws; and
•	provide that our directors will be elected by a plurality of the votes cast in the election of directors.

Additionally, any provision of Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our security holders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.

Liability of directors for breach of duty is limited under Delaware law.

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•	breach of their duty of loyalty to us or our stockholders;
•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•	transaction from which the directors derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission.

Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by law, and may indemnify employees and other agents. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding.

We have entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for any and all expenses (including reasonable attorneys’ fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees) judgments, fines and amounts paid in settlement actually and reasonably incurred by such directors or officers or on his or her behalf in connection with any action or proceeding arising out of their services as one of our directors or officers, or any of our subsidiaries or any other company or enterprise to which the person provides services at our request provided that such person follows the procedures for determining entitlement to indemnification and advancement of expenses set forth in the indemnification agreement. We believe that these certificate of incorporation provisions, bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Provisions in our certificate of incorporation and bylaws may have the effect of discouraging lawsuits against our directors and officers.

Our certificate of incorporation and bylaws provide that unless our Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of the Company; (2) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders; (3) any action arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or our certificate of incorporation or bylaws (as either may be amended from time to time); or (4) any action asserting a claim governed by the internal affairs doctrine.

Unless our Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of our Company shall be deemed to have notice of and consented to the provisions of our certificate of incorporation.

Further, if any action the subject matter of which is within the scope of the section immediately above is filed in a court other than a court located within the State of Delaware (a “Foreign Action”) in the name of any stockholder, such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce section immediately above (an “FSC Enforcement Action”) and (ii) having service of process made upon such stockholder in any such FSC Enforcement Action by service upon such stockholder’s counsel in the Foreign Action as agent for such stockholder.

The above described provisions of our certificate of incorporation and bylaws that provide for the Court of Chancery of the State of Delaware as the sole and exclusive forum for any actions, claims or proceedings do not apply to suits brought to enforce a duty or liability created by the Exchange Act, Securities Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions. Our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

Together, these charter, statutory and contractual provisions could make the removal of our management and directors more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by our founder, executive officers, members of our Board, and others could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

If our securities become subject to the penny stock rules, it would become more difficult to trade our shares.

The Securities and Exchange Commission, or the SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our securities is less than $5.00, our securities could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our securities, and therefore shareholders may have difficulty selling their securities.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”), has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares, as well as overall liquidity, of our common stock.

We are considered a smaller reporting company and are exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act, defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority- owned subsidiary of a parent that is not a smaller reporting company and that:

•	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or
•	in the case of an initial registration statement under the Securities Act of 1933, as amended, or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or
•	in the case of an issuer whose public float was zero, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we provide only two years of financial statements; and we do not need to provide the table of selected financial data. We also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, and also could make it more difficult for our stockholders to sell their shares.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company is a remote company, meaning that it does not have a physical office where employees work. Our executive officers and other employees have the option of either telecommuting or working from somewhere else. We lease and maintain an office out of our chief executive officer’s residence at the Executive Centre Taipei, Level 4, Neihu New Century Building No, No. 55, Zhouzi St, Neihu District, Taipei City, 114, Taiwan (approximately $400 per month), a community and co-working space at The Mill at 1007 North Orange Street, 4th Floor, Wilmington, Delaware 19801 ($75 per month) and storage space at 3002 Nelson Road, Longmont, Colorado, 80503 ($172 per month). We do not currently own any real estate. We consider our space at 1007 North Orange Street, 4th Floor, Wilmington, Delaware 19801 to be our principal executive office.

Item 3. Legal Proceedings.

We are not a party to any litigation of a material nature, nor are we aware of any threatened litigation of a material nature.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock and warrants were listed and began trading on the Nasdaq Capital Market on August 26, 2022, under the symbols “ONFO” and “ONFOW,” respectively. Prior to the listing, there was no public market for our common stock and warrants.

Holders of Common Stock

On April 11, 2023, we had approximately 78 holders of our common stock, not including persons who hold our common stock in nominee or "street name” accounts through brokers or banks.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to use all available funds and any future earnings for use in financing the growth of our business and to meet our series A preferred stock dividend obligations. Any future determination to pay dividends will be at the discretion of our Board and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant.

Use of Proceeds From Registered Securities

On August 25, 2022, the SEC declared effective our registration statement on Form S-1 (File No. 333-264191) under the Securities Act of 1933, as amended, filed in connection with our Initial Public Offering (“IPO”). Pursuant to the registration statement, we registered the offering and sale of: (i) 2,753,750 shares of common stock and warrants to purchase 5,507,500 shares of common stock, at a combined public offering price of $5.00; and (ii) an additional 413,063 shares of Common Stock and additional warrants to purchase 826,126 shares of common stock, at a combined public offering price of $5.00, pursuant to an over-allotment option granted to the underwriters in our IPO. Each warrant is exercisable for one share of common stock at an exercise price of $5.00 per share. EF Hutton, division of Benchmark Investments, LLC, acted as sole book-running manager for our IPO.

On August 30, 2023, we completed our IPO selling 2,753,750 shares of common stock and warrants to purchase 5,507,500 shares of common stock at a combined public offering price of $5.00, for aggregate gross proceeds of approximately $13.7 million, prior to deducting underwriting discounts, commissions, and other offering expenses and excluding any exercise of the underwriters’ option to purchase any additional securities. On August 29, 2022, EF Hutton partially exercised the over-allotment option and purchased 609,750 additional warrants at the purchase price of $.01 per warrant for aggregate gross proceeds of approximately $6 thousand prior to deducting underwriting discounts, commissions, and other offering expenses.

Total gross proceeds to us from our IPO, including the over-allotment option, were approximately $13.7 million, prior to deducting underwriting discounts, commissions, and other offering expenses. The offering has terminated.

From the effective date of our registration statement on Form S-1 (File No. 333-264191), the Company has incurred underwriting discounts, commissions, and other offering expenses in connection with the IPO totaling approximately $1.5 million, resulting in net offering proceeds from the IPO to us of approximately $12.2 million. No payments for such expenses were made directly or indirectly to: (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We have used the net proceeds of our IPO to pay: (i) approximately $1.35 million to purchase the assets of a WordPress websites business; (ii) approximately $0.95 million to purchase SEO Butler, which operates as a productised service business operated via the SEObutler.com website and the custom build order management system on orders.seobutler.com and under the SEOButler and PBNButler names; (iii) approximately $2.1 million, to purchase an online Proofreading business; (v) approximately $.85 million to purchase the assets of a copywriting content writing, website link building social media marketing and virtual assistant services business; and (vi) approximately $2.15 million for general corporate purposes, including working capital, business development, and sales and marketing activities.

As of March 31, 2023, we had not yet used approximately $4.8 million of the proceeds of the IPO. None of the proceeds of the IPO have been used to make any direct or indirect payments to any of our directors or officers, any of their associates, any persons owning ten percent or more of any class of our equity securities, or any of our affiliates, or any others.

There has not been, and we do not expect, any material change in the planned use of proceeds from the IPO as described in the prospectus filed as part of our registration statement on Form S-1 (File No. 333-264191).

Purchases of Equity Securities

No repurchases of our common shares were made during the fourth quarter of 2021.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2022.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	59,850	8.40	2,540,150
Equity compensation plans not approved by security holders(2)	82,613	5.50	0
Total	142,463	6.72	2,540,150

1.

Reflects shares of common stock to be issued pursuant to our 2020 Equity Incentive for the benefit of our directors, officers, employees and consultants. We have reserved 2,600,000 shares of common stock for such persons pursuant to our 2020 Equity Incentive Plan.

2.

Represents warrants to purchase 82,613 shares of common stock issued to the underwriter in our IPO. The warrants have an exercise price of $5.50, are exercisable beginning on February 22, 2023 and expire on August 25, 2027.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
Jan.-March 2022	Stock options — 49,560 non-qualified stock options with an exercise price of $5.95 per share.
June 3, 2022	Stock Options — 23,100 non-qualified stock options with an exercise price of $14.29 per share.
March 2022	Common Stock — 2,800 shares of common stock, valued at $5.95 per share, for board of director services.
October 2022	Warrant – Warrant to purchase 20,000 shares of Common Stock at $4.75 per share pursuant to Asset Sale and Purchase Agreement
Jan – July 2022	Series A Preferred Stock – 12,860 shares at $25 per share for aggregate proceeds of $321,500

Additionally, our Company recognized $20,000 of stock-based compensation expense related to share-based payment awards for directors that were not yet issued for services during the three months ended September 30, 2022. The shares are awarded to directors immediately pursuant to the Company’s 2022 Non-Employee Director Compensation Policy whereby, in addition to other compensation, our Company issues $5,000 worth of shares per director at the end of each quarter.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied upon exemptions from registration under Section 4(a)(2) of the Securities Act and/or (i) Rule 506 of Regulation D promulgated thereunder; (ii) Regulation S promulgated thereunder, or (iii) Rule 701 promulgated thereunder since these transactions did not involve any public offering.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

Item 6. RESERVED.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere within this Report on Form 10-K and the “Forward-Looking Statements” explanation included elsewhere herein.

Overview

Onfolio Holdings Inc. acquires controlling interests in and actively manages online businesses that we believe (i) operate in sectors with long-term growth opportunities, (ii) have positive and stable cash flows, (iii) face minimal threats of technological or competitive obsolescence and (iv) can be managed by our existing team or have strong management teams largely in place. Through the acquisition and growth of a diversified group of websites with these characteristics, we believe we offer investors in our shares an opportunity to diversify their own portfolio risk.

Onfolio Holdings Inc. was incorporated on July 20, 2020 under the laws of Delaware to acquire and develop high-growth and profitable websites. Unless the context otherwise requires, all references to “our Company,” “we,” “our” or “us” and other similar terms means Onfolio Holdings Inc., a Delaware corporation, and our wholly owned subsidiaries.

We believe that Q4 2022 marked the end of Onfolio 1.0, and the beginning of Onfolio 2.0. Prior to our IPO in August 2022, we operated smaller “legacy” businesses, primarily focused around content and media publishing. Throughout 2021 and 2022 we evolved our thesis and responded to changes in the Google search ranking algorithm, and started moving away from smaller content websites and towards more service businesses, agencies, online courses, and digital products.

With the money raised in our IPO, we acquired SEOButler.com (An SEO service agency), Proofreadanywhere.com (An online course) and two Wordpress security plugins collectively known as BWPS (Preventdirectaccess.com and Passwordprotectwp.com).

These types of businesses are favorable for the following reasons:

1.)	They are less subject to the google algorithm and other matters outside our control

2.)	They are larger businesses, with sufficient profitability to hire dedicated operators

3.)	A larger percentage of their revenues are recurring.

We believe recurring revenue is one of the most crucial forms of revenue for our Company. Currently, the percentage of our revenue which is recurring is minimal, but we aim to increase recurring revenue substantially, both with additional offerings to our existing businesses (where possible), and with our future acquisition strategy.

The funds raised in our IPO facilitated the three aforementioned (and the one mentioned below) acquisitions in October 2022, which is why we believe Q4 was the dawn of Onfolio 2.0.

As a result of these acquisitions, revenue in Q4 was more than the previous quarters combined, while cost of revenue only increased marginally.

There is still some expense bloat in Q4 as a result of these one-time acquisition costs, IPO related expenses, deferred expenses that were paid lump-sum in Q4, and SG&A did have some ongoing increases as well, but we believe that moving forward into 2023, our Company is in a strong financial position.

Recent Developments

Asset Purchase Agreement - Contentellect Limited

On January 13, 2023, our Company’s wholly owned subsidiary, Onfolio Assets LLC, entered into an Asset Purchase Agreement (“Contentellect Asset Purchase Agreement”) with Contentellect Limited (“Contentellect”), a Guernsey limited liability company, and Mark Whitman, the sole owner of Contentellect. Pursuant to the Contentellect Asset Purchase Agreement, Onfolio Assets LLC purchased from Contentellect substantially all of Contentellect’s assets utilized in the operation of the business of providing online (i) content writing services (including white label content creation, eBook writing and eCommerce product description writing), (ii) website link building services (including white label link building, HARO link building and SEO outreach services), (iii) social media marketing services, and (iv) virtual assistant services to individuals, businesses and agencies through the website that the domain name www.contentellect.com points at.

The Contentellect Asset Purchase Agreement closed on February 1, 2023. Pursuant to the Contentellect Asset Purchase Agreement, and on the terms and conditions contained therein, at the closing, the Company purchased the Contentellect assets from Contentellect, all as more fully described in the Contentellect Asset Purchase Agreement. The aggregate purchase price for the Contentellect assets of Eight Hundred and Fifty Thousand US Dollars ($850,000) was paid in cash at the closing. See Note 11 of our accompanying audited financial statements.

We acquired Contentellect because we already operated three similar businesses (Getmelinks.com, Outreachmama.com and SEOButler.com), and we understand the business model. We also believe that Contentellect adds a more B2B, enterprise clientele that Getmelinks.com, Outreachmama.com and SEOButler.com three lacks.

Productized-service businesses such as Contentellect are a large part of our current acquisition strategy, as well as in parallel industries or with parallel offerings, such as marketing services.

Asset Purchase Agreement - Hoang Huu Thinh

On October 3, 2022, Onfolio, LLC, our Company’s wholly owned subsidiary, entered into an Asset Purchase Agreement (“Hoang Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“Hoang”). Pursuant to the Hoang Asset Purchase Agreement, Onfolio LLC purchased from Hoang, substantially all of the  assets utilized in the operation of the business of providing a suite of optimization, customization, privacy and security products and services for WordPress websites (“WordPress Business”), with the core WordPress Business offerings consisting of (i) the WordPress plugin known as PREVENT DIRECT ACCESS available via the website preventdirectaccess.com, and (ii) the WordPress plugin known as PASSWORD PROTECT WORDPRESS available via the website passwordprotectwp.com.

The Hoang Asset Purchase Agreement closed on October 25 2022. The aggregate purchase price for the WordPress Business was as follows: (i) One Million Two Hundred Ninety Thousand US Dollars ($1,290,000.00) was paid in cash at the closing and Forty Thousand US Dollars ($40,000.00) will paid via a promissory  made by Onfolio LLC payable to Hoang after the performance of certain obligations by Hoang and others as provided for in the Hoang Asset Purchase Agreement; and (ii) up to One Hundred Fifty Nine Thousand Five Hundred US Dollars ($159,500.00) in cash pursuant to the earn-out provisions of the Hoang Asset Purchase Agreement. See Note 4 of our accompanying audited financial statements.

Our acquisition of the two WordPress plugins, passwordprotectwp.com and previdentdirectaccess.com mark our first of what we hope to be many acquisitions in the WordPress plugin ecosystem. WordPress plugins appeal to us because of the following:

1.)	Their ability to produce recurring revenue,

2.)	Our familiarity with the WordPress ecosystem which continues to grow its active user base,

3.)	Most WP plugins are B2B tools, which comprise an integral part of our investment strategy,

4.)	Wordpress plugins can be acquired for reasonable multiples because they are not growing as fast as other comparables, such as Shopify apps, and therefore have fewer buyers.

Share Purchase Agreement - i2W Ltd

On October 6, 2022, our Company entered into a Share Purchase Agreement  (“Share Purchase Agreement”) with i2W Ltd, a company incorporated and registered in England and Wales (“Seller”), and Jonathan Kiekbusch, Ezekiel Daldy, and Lyndsay Kiekbusch, shareholders of the Seller (collectively, the “Guarantors”), for the purchase of all of the issued share capital (“Sale Shares”)  of SEO Butler Limited, a company incorporated and registered in England and Wales(“SEO Butler”) . SEO Butler operates as a productised service business operated via the seobutler.com website and the custom build order management system on orders.seobutler.com and under the SEOButler and PBNButler names.

Pursuant to the Share Purchase Agreement, the Company will purchase the Sale Shares from the Seller, all as more fully described in the Share Purchase Agreement. The aggregate purchase price the Company paid for the Sale Shares was Nine Hundred and Fifty Thousand and 00/100 US Dollars ($950,000.00). See Note 4 of our accompanying audited financial statements.

As with Contentellect.com, we acquired SEOButler because we already operated similar businesses (Getmelinks.com and Outreachmama.com), and we understand the business model.

Asset Sale and Purchase Agreement - BCP MEDIA, Inc.

On October 13, 2022, we and Onfolio, LLC, our Company’s wholly owned subsidiary, entered into an Asset Sale and Purchase Agreement (“BCP Asset Purchase Agreement”) with BCP Media, Inc., a Florida corporation(“BCP Media”) , and Caitlin Pyle and Cody Lister, principals of BCP Media. The transaction closed on October 14, 2022.

Pursuant to the BCP Asset Purchase Agreement, the Company purchased from BCP Media, substantially all the Proofreading Business assets of BCP Media and assigned the acquired assets to Onfolio LLC, which, pursuant to the BCP Asset Purchase Agreement and certain ancillary agreements, will operate the business of online proofreading training via the following websites: ProofreadAnywhere.com, WorkAtHomeSchool.com, and WorkYourWay2020.com.

The purchase price was paid as follows: Four Million Four Hundred Ninety Nine Thousand US Dollars ($4,499,000.00) plus a warrant to purchase up to 20,000 shares of the Company’s common stock at the price of $4.75 per share (the “Warrant”), with Two Million One Hundred Thousand US Dollars ($2,100,000.00) paid in cash at the closing and Two Million Three Hundred Ninety Nine Thousand US Dollars ($2,399,000.00) paid via a secured promissory note(the “BCP Note”).

The BCP Note was made by Onfolio, LLC to BCP Media and guaranteed by our Company. The BCP Note has the principal sum of Two Million Three Hundred Ninety-Nine Thousand and 00/100 US Dollars ($2,399,000.00) (the “Loan Amount”) and it matures on the one-year anniversary from the date of the BCP Note(the “Maturity Date”) . Interest on the outstanding principal balance of, and all other sums owing under the Loan Amount, is three percent (3%) (the “Interest Rate”) , compounded annually. Upon the occurrence of an Event of Default (as defined in the BCP Note), the Interest Rate automatically increases to the rate of eight percent (8%) per annum, compounded annually. The Loan Amount is payable as follows: (i) commencing on the date that is thirty (30) days from the date of the BCP Note, and continuing monthly on such same day thereafter, Onfolio, LLC shall make an interest only payment to BCP Media equal to Five Thousand Nine Hundred Ninety- Seven and 50/100 Dollars ($5,997.50) per month; and (ii) the entire Loan Amount, together with all accrued but unpaid interest thereon, shall be due and payable by Onfolio, LLC to BCP Media on the Maturity Date. See Note 4 of our accompanying audited financial statements.

We acquired Proofreadanywhere.com because we are familiar with its business model. Digital courses, or education businesses are attractive acquisitions to us because:

1.)	They can scale with email marketing and paid advertising,
2.)	They can have recurring sales (though not currently present in proofreadanywhere),
3.)	They typically have high gross margins, and
4.)	There can be synergies between brands.

As with agencies, Wordpress plugins, and productized services, we anticipate making more acquisitions in the digital course space, particularly if they are “biz op” or related to building an income online

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;”
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors at a portfolio company level:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Components of Results of Operations

The Company reported a net loss of $4,234,357 for the year ended December 31, 2022 compared to a net loss of $1,900,149 for the year ended December 31, 2022. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Year Ended December 31,		$ Change from prior	% Change from prior
	2022	2021	year	year
Revenue, services	$544,822	$507,532	$37,290	7%
Revenue, product sales	1,674,993	1,301,011	373,982	29%
Total Revenue	2,219,815	1,808,543	411,272	23%

Revenue increased by $411,272, or 23% for the year ended December 31, 2022 compared to 2021. The increase is primarily due to revenue from our three acquisitions completed during the fourth quarter of fiscal 2022, which increased revenue by approximately $845,000, including approximately $708,000 in digital product sales. This increase was offset by a decline in product sales and advertising revenue.

Cost of Revenue

	For the Year Ended December 31,		$ Change from	% Change from
	2022	2021	prior year	prior year
Cost of revenue, services	$356,957	$447,325	$(90,368)	(20)%
Cost of revenue, product sales	664,405	626,185	38,220	6%
Total Cost of Revenue	1,021,362	1,073,510	(52,148)	(5)%

Cost of revenue decreased by $52,148, or 20%, primarily due to lower service revenue costs of $903,000, primarily from a decrease of $131,000 in labor costs related to the Company’s service revenue. Costs associated with product revenue increased by approximately $38,000 during the year ended December 31, 2022, driven by the increase costs from the Company’s new businesses acquired, offset by better inventory management in its physical product sale businesses. The components most significant to the Company’s cost of revenue are the costs of acquiring new inventory products, the costs of labor for content creation and website hosting and maintenance costs.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses increased by $1,792,713, or 72% during the year ended December 31, 2022 as compared to 2021. The increase was primarily due to an increase of $1,181,000 in labor costs, as the Company filled out required roles for the business, amortization expense of $125,000 associated with the acquired intangible assets, an increase of $178,000 in stock-based compensation, an increase in advertising costs of $188,000, and an increase in audit costs of $49,500.

Our general and administrative expenses consist primarily of consulting related expenses paid to contractors, stock-based compensation, advertising and marketing costs, and other expenses. In the nearest future, we expect our general and administrative expenses to continue to increase to support business growth. Over the long term, we expect general and administrative expenses to decrease as a percentage of revenue.

Professional Fees and Acquisition Costs

Professional fees increased by $301,748, or 145% during the year ended December 31, 2022 compared to 2021 primarily due to increased due diligence, legal and accounting costs associated with the Company’s initial public offering process. The Company also incurred $527,792 in acquisition costs directly related to the three acquisitions completed during the fourth quarter of 2022, including audit, legal and other professional fees. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other expense was $123,212 for the year ended December 31, 2022 compared to other income of $50,849 for the year ended December 31, 2021. The decrease in other income was driven by a decline of $16,252 in equity method income from the Company’s equity method joint venture investment due to lower performance in that entity, a $34,306 loss on the sale of a website during the year ended December 31, 2022, and an impairment loss of $51,894 related to the Company’s investment in JV II and JV III as a result of lower performance in those entities.

Provision for Income Taxes

Income tax benefit was $0 for the year ended December 31, 2022 compared to benefit of $1,314, for the fiscal 2022 compared to 2022 primarily due to increased losses in the current year.

Liquidity and Capital Resources

As of December 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $6,701,122 which was mainly on account of raising capital from sale of common stock and warrants in our IPO of $12,255,470 and the sale of preferred and common stock to the extent of $1,736,500 and $2,824,500, respectively, since inception.

The Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Accordingly, our auditor has concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements appearing at the end of this annual report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties related to our ability to operate on a going concern basis. In its report on our financial statements for the years ended December 31, 2022 and 2021, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and negative cash flows since inception and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. We believe that our cash and cash equivalents as of December 31, 2022, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Operating Activities

Net cash used in operating activities was $2,870,893 and $1,140,481 for the years ended December 31, 2022, and 2021. The increase was primarily from the increase general and administrative costs as the Company expanded its operations.

Investing Activities

Net cash used in investing activities was $4,283,219 and $767,927 for the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, the Company used $4,261,413 to acquire three businesses during the fourth quarter, $67,500 in additional investments in the JVs which, offset by $45,694 of proceeds from the sale of a website. During the comparable period, the Company paid $784,000 for asset acquisitions completed, paid $49,401 for additional investments in joint ventures and received $75,000 in proceeds from the sale of a website.

Financing Activities

Cash flows from financing activities was $12,109,373 and $3,097,017 for the years ended December 31, 2022 and 2021. During the year 2022, we raised $12,104,667 in net proceeds from our initial public offering, $321,500 from sales of preferred stock in a private exempted offering, and $44,000 of proceeds from notes payable, which were partially offset by dividend payments of $142,239, payments on notes payable of $3,555 and payment of the contribution towards its investment in JV IV of $215,000. During the year 2021, we raised the aggregate amount of $1,415,000 by issuing preferred stock to various investors in a private exempted offering, $2,010,000 from the sale of common stock in a private exempted offering, and $108,000 from the issuance of short term notes payable. The Company made payments on various notes payable of $270,656 and paid $60,000 towards its investment in JV IV

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of June 30, 2022.

Contractual Obligations

See Notes 4 and 9 of our accompanying audited financial statements for information on our contractual obligations.

Critical Accounting Policies

The following are the Company’s critical accounting policies:

“Investment in Unconsolidated Entities – Equity and Cost Method Investments”

We account for our interests in entities in which we are able to exercise significant influence over operating and financial policies, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions. We account for our interests in entities where we have virtually no influence over operating and financial policies under the cost method of accounting. In such cases, our original investments are recorded at cost and any distributions received are recorded as income. Our investments in OnFolio JV I, LLC (“JV I”), OnFolio JVII, LLC (“JVII”) and OnFolio JVIII, LLC (“JVIII”) are accounted for under the cost method. All investments are subject to our impairment review policy.

The current investment in unconsolidated affiliates accounted for under the equity method consists of a 35.8% interest in OnFolio JV IV, LLC (“JV IV”), which is involved in the acquisition, development and operation of websites to produce adverting revenue.

“Variable Interest Entities”

Variable interest entities (“VIEs”) are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIE. Management concluded that the joint ventures do not qualify as variable interest entities under the requirements of ASC 810. The Company accounts for its investments in the joint ventures under either the cost or equity method based on the equity ownership in each entity.

Revenue Recognition

The Company primarily earns revenue through website management, digital services, advertising and content placement on its websites, product sales, and digital product sales. Management services revenue is earned and recognized on a monthly basis as the services are provided. Advertising and content revenue is earned and recognized once the content is presented on the Company's sites in accordance with the customer requirements. Product sales are recognized at the time the product is shipped to the customer. In certain circumstances, products are shipped directly by a supplier to the end customer at the Company's request. The Company determined that it is the primary obligor in these contracts due to being responsible for fulfilling the customer contract, establishing pricing with the customer, and taking on credit risk from the customer. The Company recognizes revenue from these contracts with customers on a gross basis. Digital product sales represent electronic content that is transferred to the customer at time of purchase. The Company also earns revenue from online course subscriptions that may have monthly or annual subscriptions. In circumstances when a customer purchases an annual subscription upfront, the Company defers the revenue until the performance obligation has been satisfied.

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

Long-lived Assets

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements of are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report. A list of our Financial Statements is provided in response to Item 15 of this Form 10-K Report.

Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2022. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are not effective due to material weaknesses in our internal control over financial reporting as described below:

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the audited financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, management is working towards remediation of these weaknesses in 2023 including addition of accounting personnel and to evaluate and implement procedures that will strengthen our internal controls. While we believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting, there is no assurance that we will demonstrate sufficient improvement that the material weakness will be remediated. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

		Year First Elected
Name	Age	Director	Positions/Committees	Independent
Dominic Wells	37	2020	Chief Executive Officer, Chief Revenue Officer, Secretary, Treasurer, Director (Chair of Board)	no
Esbe van Heerden	30		President
Yury Byalik	37		Head of Strategy and Acquisitions
Adam Trainor	38		Chief Operations Officer
Rob te Braake	39		Interim Chief Financial Officer
Andrew Lawrence	52	2022	Director, Compensation Committee, Nominating and Corporate Governance Committee (Chair)	yes
David McKeegan	47	2022	Director, Compensation Committee, Audit Committee, Nominating and Corporate Governance Committee	yes
Robert J. Lipstein	67	2022	Director, Audit Committee (Chair)	yes
Mark N. Schwartz	66	2022	Director, Audit Committee, Compensation Committee (Chair)	yes

Business experience of directors, executive officers, and significant employees

Dominic Wells. Dominic Wells has served as our Chief Executive Officer since August 2020 and as a Director since July 2020, and as Chief Executive Officer of Onfolio LLC since May 2019. He is responsible for developing and implementing our Company’s long term business strategy and direction. From August 2013 to April 2019, Mr. Wells was the founder and director of Digital Wells Limited (Hong Kong), where he grew the Company and the Human Proof Designs (Humanproofdesigns.com) website. Human Proof Designs is an internet marketing agency offering website creation, search engine optimization services, content marketing and content creation services, and affiliate marketing training. After founding Digital Wells Limited (Hong Kong) and growing it for 5 years, Mr. Wells exited the company in 2019. Mr. Wells’ qualifications to serve on our Board include his knowledge of our Company and his leadership at our Company. Mr. Wells completed a BA (Hons) in Media Practice & Theory from the University of Sussex, UK in 2006.

Esbe van Heerden. Esbe van Heerden has served as our President since February 1, 2022, where she is responsible for implementing and developing our Company’s shorter term business strategy and our Company’s budgeting and performance tracking. Previously, she served as our Chief Operations Officer August 2020 to January 31, 2022, and as Chief Operations Officer of Onfolio LLC since May 2019. During her time at our Company, Ms. van Heerden has overseen an expansion from five team members, to 32, and monthly recuring revenue (MRR) growth of more than 700%. She joined our Company after successfully building a boutique publishing house, NonFiction LLC, that helped CEOs and consultants succeed in publishing their books. From June 2016 to December 2018, Ms. van Heerden built out the systems to guide new authors through the writing and publishing process, and grew to a team of 15+ staff members. Ms. van Heerden completed a triple major: a BSc in Biomedical Science, a BSc in Molecular Biology, as well as a BS in Forensic Biology and Toxicology, and was awarded the Vice-Chancellor’s Commendation for Academic Excellence. She graduated in 2015 from Murdoch University, Australia.

Yury Byalik. Yury Byalik has served as the Head of Strategy and Acquisitions since May 2020 and has previously served as the Director of SEO from January 2020 when he first joined our Company. He is responsible for: building and maintaining a pipeline of acquisition targets, evaluating targets based on company acquisition criteria, performing due diligence and negotiation of acquisitions in cooperation with the CEO and company subject matter experts. He has 15+ years of experience in marketing having worked across many different industries and verticals, helping businesses grow revenue and traffic. Having the ability to work across a wide array of marketing industries and organizations has given him unique insights that he has leveraged for the benefit of our Company. From January 2018 to January 2019, Mr. Byalik served as the Lead Strategic Consultant for Epsilon, a Publicis Groupe subsidiary, where he helped advise clients on digital marketing strategies. From August 2016 to January 2018, Mr. Byalik worked at AJ Madison, a leading appliance retailer, first starting as SEO manager and later promoted to SEO director after successfully scaling their organic traffic and revenue. From November 2014 to August 2016, Mr. Byalik served as the Digital Marketing Manager at Graham & Brown, a UK-based wallpaper manufacturer and retailer, where he developed and implemented the U.S. eCommerce strategy to grow traffic, sales and improve customer experience. Mr. Byalik received his B.S. in Business from Pace University and his J.D. from Widener University School of Law.

Adam Trainor. Adam Trainor has served as our Chief Operations Officer since February 2022, and prior to that served as the director of a portfolio of our Company from November 2020 to January 2022, overseeing Vital Reaction LLC, Outreachama LLC, Getmerankings LLC, alongside various content/media properties. He is responsible for executing our business strategy and managing portfolio/department leadership. Before joining Onfolio, Mr. Trainor served as the CEO of Vital Reaction LLC, from April 2019 to December 2020. Mr. Trainor is also a board certified chiropractic physician and clinical nutritionist and has worked in a variety of pain management settings, including at Walter Reed National Military Medical Center in Bethesda, MD from November 2018 to April 2019. Also, from September 2010 to January 2019, Mr. Trainor served as the founder and CEO of Thirdspace LLC, an academic tutoring agency where he ran all aspects of the agency. Mr. Trainor graduated summa cum laude with a BA in History from Boston University in 2012. He also holds a Doctorate in chiropractic medicine (2019) and Masters of Science in clinical nutrition (2018) from the Northeast College of Health Sciences.

Rob te Braake. Rob te Braake has served as our Interim Chief Financial Officer since January 1, 2023, where he is responsible for our Company’s financial and accounting matters, implementing and maintaining our financial controls and procedures, developing our Company’s financial projections and ensuring our Company’s legal compliance on all financial functions. Previously, Mr. te Braake served as a financial advisor to our Company since 2020, where he provided all bookkeeping services to all of the Company’s legal entities, as well performing finance/accounting related projects, through Calixtus Ltd, a business advisory firm that he owns. Since March 2017, Mr. te Braake served as a Director of Calixtus Ltd. Mr. te Braake has 5+ years of experience working as advisor, fractional CFO and similar roles to companies in similar industries as the Company and 10+ years of experience on the intersection of finance and international entrepreneurship.

Andrew Lawrence. A.J. Lawrence has served as a director since January 2022. Since June 2006 he has been the founder and director of the JAR Group & subsidiaries (USA), where he grew the company to reach the Inc. 500 twice and win many industry awards. The JAR Group is an internet marketing agency offering analytics, media buying, search engine optimization services, content marketing, content creation services, and affiliate program management. After founding the JAR group and growing it for 10 years, Mr. Lawrence sold the media buying, SEO, and affiliate program management divisions of the company. Mr. Lawrence’s qualifications to serve on our Board include his knowledge of our industry, multiple angel investments, and advisory roles, and his executive management experience. Mr. Lawrence completed a BA in International Relations 1991 & an MBA in International Business in 1994 from the University of South Carolina.

David McKeegan. David McKeegan has served as a Director since January 2022. Mr. McKeegan is the Co-founder and CEO of Greenback ETS which was founded in 2009 and serves thousands of U.S. expat clients around the world become and stay compliant with their U.S. taxes while overseas. He is also the Co-founder and CEO of GBS Tax and Bookkeeping, which was started in 2018 and serves entrepreneurs and startups who incorporate in the United States. Prior to Co-founding Greenback ETS, Mr. McKeegan was an Associate Director with the Bank of Scotland and worked on their syndicated loan desk for 5 years from 2005-2009. Mr. McKeegan’s qualifications to serve on our Board include his years of experience assisting corporations manage their finances, tax preparation documents and bookkeeping, along with his experience in finance and banking. Mr. McKeegan is an IRS Enrolled Agent, received his MBA from IESE in Barcelona, Spain in 2004 and his BA from Loyola College in Maryland in 2009. Mr. McKeegan also worked for JPMorgan Chase from 1997-2002.

Robert J. Lipstein. Robert J. Lipstein has served as a director since March 2022. In 2021, Mr. Lipstein joined the board of directors of Firstrust Bank and since 2019 has been a board member of Seacoast Banking Corporation of Florida (NASDAQ:SBCF) where he chairs its Audit Committee and is a member of the Enterprise Risk Management Committee and a member of the Directors Credit Risk Committee. Since 2017 he has been a director at CrossCountry Consulting, a privately held consulting firm that focuses on corporate advisory services, and a board member of Einstein Healthcare Network. Mr. Lipstein joined the board of directors in of Infrasight Software in 2020, a start-up venture that provides software that powers Hybrid IT and Multi-Cloud business decisions. Mr. Lipstein previously served as an independent board member of Ocwen Financial (NYSE), a mortgage loan servicer where he was a member of the Audit Committee and Compensation Committee from 2017 to 2020. In addition, he is a retired KPMG senior partner where he held numerous leadership roles including, Global Partner in Charge of Sarbanes Oxley Services, Global Managing Partner of IT Business Services, Partner in Charge of KPMG’s financial service practice and partner in charge of KPMG’s advisory practice for the Mid-Atlantic region. Mr. Lipstein’s qualifications to serve on our Board include his experience as a public and private company board member and as a certified public accountant, in addition to his over 40 years of diversified business experience. He is a graduate of the University of Pennsylvania Director Institute, an Emeritus member of the Weinberg Center for Corporate Governance and he earned a Bachelor’s degree in Accounting from the University of Delaware.

Mark N. Schwartz. Mark Schwartz has served as a director since March 2022. Previously, from March 2017 to January 2021, he served as member of the Board of Directors and on the Audit and Compensation Committees of The Bartell Drug Company, a $500+ million pharmacy retailer where he led planning and implementation of a successful sale to Rite Aid Drug Corporation. From January 2016 to December 2019, Mr. Schwartz served as a member of the Board of Directors of Glass-Media Inc., an ad- tech software & hardware provider for display advertising, where he advised on successful rounds of company financing. From January 2012 to December 2015, Mr. Schwartz served as a member of the Board of Directors of Specialty Commodities, Inc., a natural, organic food products company selling and processing nuts, seeds, ancient grains, and pet foods, where he consulted on positioning and strategy for sale of the company to Archer Daniels Midland. Mr. Schwartz’s qualifications to serve on our Board include his extensive background as a public and private company CEO, CFO, and board member with experience planning and implementing profit improvement and exit strategies in a variety of consumer, technology, media and healthcare companies. He has extensive mergers and acquisitions, corporate finance, IPO, financial reporting systems, budgetary oversight, and financial and corporate strategy experience to accelerate revenues and profitability. He has served on several audit and compensation committees and has extensive SEC GAAP and Sarbanes-Oxley risk management expertise. Mr. Schwartz received a BA in economics and political science from Claremont McKenna College in 1978 and an MBA from Harvard Business School in 1980. He has attended the UCLA Anderson School Executive Education program in Corporate Governance in 2015.

Each Member of our Board serves until the next annual meeting of stockholders, or until their successors have been duly elected. Each officer is elected annually by the Board and holds their office until they resign or are removed by the Board or otherwise disqualified to serve, or their successor is elected and qualified.

During the past ten years, none of our directors or executive officers have been involved in any of the proceedings described in Item 401(f) of Regulation S-K.

Code of Conduct

Our Company has adopted a code of conduct applicable to its employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of Nasdaq. A copy of this code of conduct is available on our principal corporate website located at https://www.onfolio.com. Requests for a copy of the Code of Ethics and Business Conduct should be directed to Investor Relations, Onfolio Inc., 1007 North Orange Street, 4th Floor Wilmington, Delaware 19801. Any substantive amendments or waivers of the code of conduct or any similar code(s) subsequently adopted for senior financial officers may be made only by our Board and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of Nasdaq, including by posting such information on our Company’s website or by filing a Form 8-K.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is comprised of Robert Lipstein, Mark Schwartz and David McKeegan. Mr. Lipstein is the chairperson of the committee. Each member of the Audit Committee is “independent” within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. Our Board of Directors has designated Robert Lipstein as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. The Audit Committee’s purpose and power are to (a) retain, oversee and terminate, as necessary, the auditors of our Company, (b) oversee our Company’s accounting and financial reporting processes and the audit and preparation of our Company’s financial statements, (c) exercise such other powers and authority as are set forth in the charter of the audit committee of the Board, and (d) exercise such other powers and authority as shall from time to time be assigned thereto by resolution of the Board.

The Audit Committee also has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel and advisors to fulfill its responsibilities and duties. During our last fiscal year, our Audit Committee held 2 meetings.

Changes to Director Nomination Procedures

No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent shareholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements with the following exceptions: each of Dominic Wells, Esbe van Heerden, Yury Byalik, Adam Trainor, Jack W. Hawkins, III, Andrew Lawrence, David McKeegan, Robert J. Lipstein, and Mark N. Schwartz filed one late Form 3, and Yury Byalik filed one late Form 4.

Item 11. Executive Compensation

The compensation committee of our Board of Directors oversees, reviews and approves all compensation decisions relating to our named executive officers.

The table below summarizes all compensation awarded to, earned by, or paid to our 2022 named executive officers for the fiscal years ended December 31, 2022 and 2021. Our 2022 named executive officers are: Dominic Wells, Esbe van Heerden, Yury Byalik, Adam Trainor, and Jack Hawkins.

2022 Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers that earned more than $100,000 for the fiscal years ended December 31, 2022 and 2021:

Name	Year(1)	Salary	Option Awards(2)	Total
		$	$	$
Dominic Wells	2022	150,000	-	150,000
Chief Executive Officer, Chief Revenue Officer, Secretary, Treasurer, Director	2021	120,000	-	120,000

Esbe van Heerden	2022	120,000	-	120,000
President	2021	-	-	-

Yury Byalik	2022	84,000	-	84,000
Head of Strategy and Acquisitions	2021	-	-	-

Adam Trainor	2022	96,000	92,432	188,432
Chief Operations Officer	2021	-	-	-

Jack Hawkins, III(3)	2022	180,000	76,288	256,288
Chief Financial Officer (Principal Financial Officer)	2021	-	-	-

1.	Other than Mr. Wells, all named executive officers commenced employment with our Company during 2022.
2.	The grant date fair value of the stock awards and option awards computed in accordance with ASC Topic 718.
3.	Mr. Hawkins resigned as our Chief Financial Officer on December 31, 2022.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718. The assumptions made in the computation may be found in Note 7 to our financial statements set forth elsewhere within this Report on Form 10-K.

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Employee, Severance, Separation and Change in Control Agreements

Dominic Wells Employment Agreement.

On August 1, 2020, our Company entered into a written employment agreement with Mr. Wells as its Chief Executive Officer providing for an annual salary of $120,000 per year. On January 1, 2022, our Company entered into a new employment agreement with Mr. Wells as its Chief Executive Officer. Pursuant to this agreement, Mr. Wells receives an annual salary of $150,000, which is paid semi-monthly in accordance with our Company’s normal payroll procedures. Mr. Wells is also eligible to receive certain employee benefits and bonuses under any bonus under any bonus plan program that may be established by our Board of Directors. Mr. Wells also serves as a member of our Board for no additional compensation.

Esbe van Heerden Employment Agreement.

Our Company entered into an employment agreement dated February 1, 2022, with Ms. van Heerden as its President. Pursuant to the agreement, Ms. van Heerden receives an annual salary of $120,000, which is paid semi-monthly in accordance with our Company’s normal payroll procedures. Ms. van Heerden is also eligible to receive certain employee benefits and bonuses under any bonus plan program that may be established by our Board of Directors.

Yury Byalik Employment Agreement

Our Company entered into an employment agreement dated September 1, 2021, with Mr. Byalik as its Head of Strategy and Acquisitions. Pursuant to the agreement, Mr. Byalik receives an annual salary of $84,000, which is paid semi-monthly in accordance with our Company’s normal payroll procedures. Mr. Byalik is also eligible to receive certain employee benefits and bonuses under any bonus plan program that may be established by our Board of Directors.

Adam Trainor Employment Agreement

Our Company entered into an employment agreement dated February 1, 2022, with Mr. Trainor as its Chief Operations Officer. Pursuant to the agreement, Mr. Trainor receives an annual salary of $96,000, which is paid semi-monthly in accordance with our Company’s normal payroll procedures. Mr. Trainor is also eligible to receive certain employee benefits and bonuses under any bonus plan program that may be established by our Board of Directors. Additionally, in connection with his employment with the Company, Mr. Trainor was granted 21,000 non-qualified stock options pursuant to the Company’s 2020 Plan. The options have an exercise price of $5.95 per share.

Jack Hawkins, III Employment Agreement

Our Company entered into an employment agreement dated March 7, 2022, with Mr. Hawkins as its Chief Financial Officer. Mr. Hawkins resigned as our Chief Financial Officer on December 31, 2022. Pursuant to the agreement, Mr. Hawkins received an annual salary of $180,000. Mr. Hawkins was also eligible to receive certain employee benefits and bonuses under any bonus plan program that may be established by our Board of Directors. Additionally, in connection with his employment with the Company, Mr. Hawkins was granted 21,000 non- qualified stock options pursuant to the Company’s 2020 Plan. The options have an exercise price of $14.29 per share.

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all of our employees, including reimbursement of private health insurance, tech allowances, and education and professional development plans, that named executive officers participate in. Executives are eligible to participate in all of our employee benefit plans, in each case on the same terms as our other employees. No employee benefit plans are in place solely for the benefit of our executives.

Change in Control Benefits

Pursuant to the terms of our 2020 Equity Incentive Plan, our executives are entitled to certain benefits in the event of a change in control of our Company or the termination of their employment under specified circumstances, including termination following a change in control. We believe these benefits help us compete for and retain executive talent and are generally in line with severance packages offered to executives by the companies in our peer group. We also believe that these benefits would serve to minimize the distraction caused by any change in control scenario and reduce the risk that key talent would leave the Company before any such transaction closes, which could reduce the value of the Company if such transaction failed to close.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2022, our latest fiscal year end:

	Option Awards					Stock Awards
	Number of
	securities underlying					Number of	Market value of
	unexercised options(#)		Option	Option	Initial	shares or units of stock that	shares or units of stock that
Name	Exercisable	Unexercisable	exercise price($)	expiration date	vesting date	have not vested	have not vested

Dominic Wells	-	-	-	-	-	-	-
Esbe van Heerden	-	-	-	-	-	49,000	74,480	(1)
Yury Byalik	-	-	-	-	-	22,458	34,137	(1)
Adam Trainor	2,016 4,704	2,184 12,096	5.95 5.95	1/1/25 2/28/25	1/1/22 2/28/22	-	-	(2) (3)
Jack Hawkins, III	4,851	16,149	14.29	03/31/23	3/11/22	-	-	(4)
Rob te Braake	-	-	-	-	-	8,167	12,413	(1)

1.	Vest monthly over 36 months, with 1/36 vesting each month beginning on August 1, 2020.
2.	vest over a period of one and a half years at the rate of 252 per month beginning on January 1, 2022.
3.	vest over a period of two years at the rate of 672 per month beginning on February 28, 2022.
4.	Mr. Hawkins resigned as our Chief Financial Officer on December 31, 2022 and no additional options vest after that period.

Director Compensation

Compensation for our directors is discretionary and is reviewed from time to time by our Board of Directors. Any determinations with respect to Board compensation are made by our Board of Directors. On February 28, 2022, we adopted the following compensation plan for our independent directors who serve on our Board: a quarterly stipend of $7,500, with $5,000 and $2,500 payable in Company stock issued in arrears and cash, respectively. Additionally, the chair of our audit committee receives an additional quarterly stipend of $2,500 payable in cash. All directors are also entitled to reimbursement for travel expenses for attending director meetings.

The following table summarizes compensation earned by our Company’s directors for the year ended December 31, 2022. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of our Company.

	Fees
	earned
	or
	paid in	Stock
	cash	awards	Total
Name	($)	($)	($)
Dominic Wells(1)	—	—	—
Andrew Lawrence	10,000	4,167	14,167
David McKeegan	10,000	4,167	14,167
Robert J. Lipstein	20,000	4,167	24,167
Mark N. Schwartz	10,000	4,167	14,167

———————

1.	Serves as an executive officer and a director, but receives no additional compensation for serving as a director.

Compensation Policies and Practices as They Relate to Our Risk Management

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on us. Our compensation has the following risk-limiting characteristics:

•	Our base pay consists of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;
•	Option awards are not tied to formulas that could focus executives on specific short-term outcomes; and
•	Option awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2023 the stock ownership of (1) each person or group known to our Company to beneficially own 5% or more of our common stock and (2) each director and Named Executive (as set forth in Item 11. Executive Compensation) individually, and (3) all directors and executive officers of our Company as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Onfolio Holdings Inc., 1007 North Orange Street, 4th Floor, Wilmington, DE 19801.

Common Stock

Name of Beneficial Owner	Number Of Shares Beneficially Owned	Percentage of Class (1)(2)
5% Stockholders
Walleye Capital LLC 2800 Niagara Lane N Plymouth, MN 55447(3)	265,332	5.19%
Travis Elliott 2028 East Ben White Blvd., Suite 240-8228 Austin, TX 78741 (4)	308,699	6.04%

Directors and Named Executive Officers
Dominic Wells, CEO, CRO, Director (Chair of Board)	1,165,500	22.81%
Esbe van Heerden(5), President	252,000	4.93%
Yury Byalik(6), Head of Strategy and Acquisitions	115,500	2.26%
Adam Trainor(7) Chief Operations Officer	14,280	*
Rob te Braake, Chief Financial Officer	43,865	*
Andrew “A.J.” Lawrence, Director	700	*
David McKeegan, Director	700	*
Robert J. Lipstein, Director	700	*
Mark Schwartz, Director	700	*
All Executive Officers and Directors as a Group (9 individuals)	1,593,945	31.2%

———————

* Less than 1.0%.

(1)

Where the Number of Shares Beneficially Owned (reported in the preceding column) includes shares which may be purchased upon the exercise of outstanding stock options and warrants which are or within sixty days will become exercisable (“presently exercisable options”) the percentage of class reported in this column has been calculated assuming the exercise of such presently exercisable options.

(2)	Based on 5,110,195 shares of common stock outstanding on March 31, 2023.
(3)	Based upon a Schedule 13G filed February 15, 2023.
(4)	Based upon a Schedule 13D filed on November 18, 2022.
(5)

Ms. van Heerden was issued 252,000 restricted shares of common stock which vest over a period of three years at the rate of 1/36th beginning on August 1, 2020. She has voting rights with respect to all of her shares.

(6)

Mr. Byalik was issued 115,500 restricted shares of common stock which vests over a period of three years at the rate of 1/36th beginning on August 1, 2020. He has voting rights with respect to all of his shares.

(7)	Represents 14,280 options exercisable within 60 days from March 31, 2023.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On July 22, 2020, our Company issued 420,000 shares to Dominic Wells, our Company’s CEO, in exchange for 100% of the membership interest of Onfolio LLC. At the time of the transaction, Mr. Wells was the sole owner of both Onfolio LLC and the Company and as such the transaction is considered a combination of entities under common control under FASB ASC 805. Onfolio LLC owned and operated several domain names that were recognized on the Company’s balance sheet at carryover basis in accordance with ASC 805. Onfolio LLC is a Delaware limited liability company and was formed on May 14, 2019 by the sole member Dominic Wells.

On August 1, 2020, our Company’s CEO assigned his entire 20% interest in Onfolio Groupbuild 1 LLC (“Groupbuild”) in exchange for no consideration.

From time to time, the Company pays expenses directly on behalf of the joint ventures that it manages and receives funds on behalf of the joint ventures. As of December 31, 2022 the balances due from related parties were $54,858 included in current liabilities. During the year ended December 31, 2022, the Company paid the $215,000 related to the Company’s capital contribution for its equity interest in JV IV.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in Onfolio JV I, LLC, Onfolio JV II LLC and Onfolio JV III LLC from the CEO. The Company recognized the value of its investments in these joint ventures at carryover basis based on the amount paid by the CEO to the joint venture for Onfolio JV 1 LLC, and agreed to pay the joint venture the contribution for Onfolio JV II LLC and Onfolio JV III LLC at the carryover basis for the amount the interest was acquired for by the CEO. As of December 31, 2022, the Company was owed $36,854 by the entities controlled by the Company’s CEO, and the Company owed the CEO $0 and $480 as of December 31, 2022 and 2021, respectively.

For additional information, see Note 8 of our accompanying audited financial statements .

Policies and Procedures for Related-Party Transactions

Our Audit Committee considers and approves or disapproves any related person transaction as required by NASDAQ regulations.

Director Independence Standards

Applicable NASDAQ rules require a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Director Independence

In during March 2023, our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each of our directors. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Andrew “A.J.” Lawrence, David McKeegan, Robert J. Lipstein, and Mark Schwartz are “independent directors” as defined under applicable NASDAQ Stock Market Rules and Exchange Act Rules. In making such determination, our Board of Directors considered the relationships that each such non-employee director has/had with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining his/her independence, including the beneficial ownership of our capital stock by each non-employee director. The one member of our Board of Directors who is not an “independent director” is Dominic Wells as a result of his executive officer status with our Company.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for professional services by BF Borgers CPA PC during 2022 and 2021 were as follows:

	2022	2021

Audit Fees	$108,900	$59,400
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	—	—

Audit Fees are the aggregate fees billed during the years ended December 31, 2022 and December 31, 2021 for professional services rendered by BF Borgers CPA PC for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by BF Borgers CPA PC in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed during the years ended December 31, 2022 and December 31, 2021 for assurance and related services rendered by BF Borgers CPA PC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees are the aggregate fees billed during the years ended December 31, 2022 and December 31, 2021 for tax compliance services rendered by BF Borgers CPA PC.

All Other Fees are the aggregate fees billed during the years ended December 31, 2022 and December 31, 2021 for products and services provided by BF Borgers CPA PC, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

All the services performed by BF Borgers CPA PC that are described above were pre-approved by the Company’s audit committee. The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended on BF Borgers CPA PC’s engagement to audit the Company’s financial statements for the years ended December 31, 2022 and December 31, 2021 were attributed to work performed by persons other than BF Borgers CPA PC’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
2.1	Asset Sale and Purchase Agreement - BCP MEDIA, Inc.	Incorporated by reference to our Form 8-K filed on 10/19/22)
2.2	Share Purchase Agreement - i2W Ltd)	Incorporated by reference to our Form 8-K filed on 10/7/22
2.3	Asset Purchase Agreement - Hoang Huu Thinh	Incorporated by reference to our Form 8-K filed on 10/7/22
2.4	Asset Purchase Agreement - Contentellect	Incorporated by reference to our Form 8-K filed on 1/17/2023
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
3.2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 08/16/22
3.3	Amended and Restated Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/26/22
4.1	Warrant Agency Agreement, dated August 30, 2022, between the Company and VStock Transfer LLC	Incorporated by reference to Company’s Form 8-K filed with the SEC on 8/30/22
4.2	Form of Warrant Agreement (included in Exhibit 4.1)	Incorporated by reference to Company’s Form 8-K filed with the SEC on 8/30/2022
4.3	Form of Representative’s Warrant	Incorporated by reference to Company’s Form 8-K filed with the SEC on 7/25/22
4.4	Warrant - BCP MEDIA, Inc.	Incorporated by reference to our Form 8-K filed on 10/19/22
4.5	Form of Stock Certificate	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 5/13/22
4.6	Description of Registrant’s Securities	Filed Herewith
10.1	2020 Equity Incentive Plan	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 9/20/22
10.2	2020 Equity Incentive Plan Amendment No 1	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 8/16/22
10.3	Form of Non-Qualified Stock Option Agreement – Employees	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.4	Form of Stock Option Exercise Agreement - Employees	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22

10.5	Form of Non-Qualified Stock Option Award Agreement - Consultants	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.6	Form of Stock Option Exercise Agreement - Consultants	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.7	Form of Non-Qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.8	Form of Stock Option Exercise Agreement - Non Employee Directors	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.9	Form of Restricted Stock Award Agreement - Directors	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.10	Nonemployee Director Compensation Policy 2022	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.11	Employment Agreement dated as of August 1, 2020, by the Company and Dominic Wells	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.12	Employment Agreement dated as of January 1, 2022 by the Company and Dominic Wells	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.13	Employment Agreement dated as of February 1, 2022, by the Company and Esbe van Heerden	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.14	Employment Agreement dated as of September 1, 2021, by the Company and Yury Byalik	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.15	Employment Agreement dated as of February 1, 2022, by the Company and Adam Trainor	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.16	Employment Agreement dated as of March 7, 2022, by the Company and Jack W. Hawkins III	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.17	Employment Agreement dated as of January 1, 2023, by the Company and Robert te Braake	Incorporated by reference to Company’s Form 8-K filed with the SEC on 12/20/2022
10.18	Form of Director and Officer Indemnification Agreement Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
14.1	Code of Ethics and Business Conduct	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 5/13/22
21.1	Subsidiaries of the Registrant	Filed herewith
22.1	List of issuer and guarantor subsidiaries	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONFOLIO HOLDINGS INC.

Registrant

By:	/s/ Dominic Wells
Dominic Wells,
Chief Executive Officer
(Principal Executive Officer)

Date: April 12, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominic Wells	Chief Executive Officer, Principal Executive Officer, Chair of the Board of Directors	April 12, 2023
Dominic Wells

/s/ Rob te Braake	Interim Chief Financial Officer, Principal Financial Officer	April 12, 2023
Rob te Braake

/s/ Andrew Lawrence	Director	April 12, 2023
Andrew Lawrence

/s/ David McKeegan	Director	April 12, 2023
David McKeegan

/s/ Robert J. Lipstein	Director	April 12, 2023
Robert J. Lipstein

/s/ Mark N. Schwartz	Director	April 12, 2023
Mark N. Schwartz

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Onfolio Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Onfolio Holdings, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCOAB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

April 11, 2023

Onfolio Holdings, Inc.

Consolidated Balance Sheets

	December 31	December 31
	2022	2021
Assets

Current Assets:
Cash	$6,701,122	$1,710,318
Accounts receivable, net	137,598	14,624
Inventory	105,129	98,397
Prepaids and other current assets	212,180	159,791
Total Current Assets	7,156,029	1,983,130

Intangible assets	3,864,618	1,388,260
Goodwill	4,209,126	-
Due from related party	111,720	51,095
Investment in unconsolidated joint ventures, cost method	154,007	138,401
Investment in unconsolidated joint ventures, equity method	280,326	279,382

Total Assets	$15,775,826	$3,840,268

Liabilities and Stockholders Equity

Current Liabilities:
Accounts payable and other current liabilities	$550,454	$222,543
Dividends payable	54,404	1,498
Due to joint ventures	-	9,105
Acquisition notes payable	2,456,323	17,323
Notes payable	68,959	28,514
Due to related parties	-	480
Contingent consideration	60,000	-
Deferred revenue	113,251	32,000
Total Current Liabilities	3,303,391	311,463

Due to joint ventures - long term	-	155,000
Total Liabilities	3,303,391	466,463

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 69,660 and 56,800 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	70	57
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,110,195 and 2,353,645 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	5,110	2,354
Additional paid-in capital	19,950,774	6,522,382
Accumulated other comprehensive income	96,971	-
Accumulated deficit	(7,580,490)	(3,150,988)
Total Stockholders' Equity	12,472,435	3,373,805

Total Liabilities and Stockholders' Equity	$15,775,826	$3,840,268

The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2022	2021

Revenue, services	$544,822	$507,532
Revenue, product sales	1,674,993	1,301,011
Total Revenue	2,219,815	1,808,543

Cost of revenue, services	356,957	447,325
Cost of revenue, product sales	664,405	626,185
Total cost of revenue	1,021,362	1,073,510

Gross profit	1,198,453	735,033

Operating expenses
Selling, general and administrative	4,271,865	2,479,152
Professional fees	509,941	208,193
Acquisition costs	527,792	-
Total operating expenses	5,309,598	2,687,345

Loss from operations	(4,111,145)	(1,952,312)

Other income (expense)
Equity method income	34,432	50,684
Dividend income	3,193	9,970
Interest income (expense), net	(2,152)	(9,805)
Other income	13,223	-
Impairment of investments	(137,602)	-
Loss on sale of asset	(34,306)	-
Total other income	(123,212)	50,849

Loss before income taxes	(4,234,357)	(1,901,463)

Income tax (provision) benefit	-	1,314

Net loss	(4,234,357)	(1,900,149)

Preferred Dividends	(195,145)	(106,825)
Net loss to common shareholders	$(4,429,502)	$(2,006,974)

Net loss per common shareholder
Basic and diluted	$(1.35)	$(0.96)

Weighted average shares outstanding
Basic and diluted	3,285,934	2,080,733

The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings, Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2022 and 2021

	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2020	-	$-	2,015,546	$2,016	$2,329,747	$(1,144,015)	$-	$1,187,748

Preferred Shares for cash	56,800	57	-	-	1,414,943	-	-	1,415,000
Common stock sold for cash	-	-	338,100	338	2,009,662	-	-	2,010,000
Stock-based compensation	-	-	-	-	768,030	-	-	768,030
Preferred dividends	-	-	-	-	-	(106,825)	-	(106,825)
Net loss	-	-	-	-	-	(1,900,148)	-	(1,900,148)

Balance, December 31, 2021	56,800	57	2,353,646	2,354	6,522,382	(3,150,988)	-	3,373,805

Preferred Shares for cash	12,860	13	-	-	321,487	-	-	321,500
Common stock sold for cash	-	-	2,753,750	2,754	12,101,913	-	-	12,104,667
Stock-based compensation	-	-	2,800	2	944,993	-	-	944,995
Warrants issued for acquisition	-	-	-	-	60,000	-	-	60,000
Preferred dividends	-	-	-	-	-	(195,145)	-	(195,145)
Foreign currency translation	-	-	-	-	-	-	96,971	96,971
Net loss	-	-	-	-	-	(4,234,357)	-	(4,234,357)

Balance, December 31, 2022	69,660	$70	5,110,196	$5,110	$19,950,774	$(7,580,490)	$96,971	$12,472,435

The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	2022	2021
Cash Flows from Operating Activities
Net loss	(4,234,357)	$(1,900,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred tax expense (benefit)	-	(1,314)
Stock-based compensation expense	944,995	768,030
Equity method income	(34,432)	(50,684)
Dividends received from equity method investment	33,488	63,798
Impairment of Cost method investment	51,894	-
Loss on sale of asset	34,306	-
Amortization of intangible assets	124,832	-
Net change in:
Accounts receivable	(122,974)	39,277
Inventory	8,125	(58,806)
Prepaids and other current assets	(52,389)	(142,110)
Accounts payable and other current liabilities	325,706	185,651
Due to joint ventures	(9,730)	(7,532)
Deferred revenue	60,123	3,000
Due to related parties	(480)	(39,643)

Net cash used in operating activities	(2,870,893)	(1,140,481)

Cash Flows from Investing Activities
Proceeds from sale of intangible assets	45,694	75,000
Purchase of intangible assets	-	(784,000)
Cash paid to acquire businesses	(4,261,413)	-
Advances to related parties	-	(9,526)
Investments in joint ventures	(67,500)	(49,401)
Net cash used in investing activities	(4,283,219)	(767,927)

Cash Flows from Financing Activities
Proceeds from sale of common stock	12,104,667	2,010,000
Proceeds from sale of Series A preferred stock	321,500	1,415,000
Payments of preferred dividends	(142,239)	(105,327)
Payment of contribution to joint venture note payable	(215,000)	(60,000)
Payments on acquisition note payable	-	(191,170)
Proceeds from notes payable	44,000	108,000
Payments on note payables	(3,555)	(79,486)

Net cash provided by financing activities	12,109,373	3,097,017

Effect of foreign currency translation	35,543	-

Net Change in Cash	4,990,804	1,188,609
Cash, Beginning of Period	1,710,318	521,709

Cash, End of Period	$6,701,122	$1,710,318

Cash Paid For:
Income Taxes	$-	$-
Interest	$7,082	$9,805

Non-cash transactions:
Notes payable issued for asset acquisitions	$2,439,000	$-

The accompanying notes are an integral part of these consolidated financial statements

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

Onfolio Holdings, Inc. (“Company”) was incorporated on July 20, 2020 under the laws of Delaware to acquire and develop high-growth and profitable internet businesses. The Company primarily earns revenue through website management, digital services, advertising and content placement on its websites, and product sales on certain sites. The Company owns multiple websites and manages websites on behalf of certain unconsolidated entities in which it holds equity interests.

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

On December 2, 2020, the Company created a wholly-owned subsidiary, Vital Reaction, LLC in the state of Delaware. On April 7, 2021 and September 6, 2021, the Company created wholly-owned subsidiaries, Mighty Deals LLC and Onfolio Crafts LLC, respectively, in the state of Delaware. On November 15, 2021, the Company created a wholly-owned subsidiary, Onfolio Assets, LLC in the state of Delaware.

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

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, SEO Butler Limited and Onfolio Crafts LLC. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation Gains (Losses)

The Company, and its subsidiaries Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, and Onfolio Crafts LLC, maintain their accounting records in U.S. Dollars. The Company’s operating subsidiary, SEO Butler, is located in the United Kingdom and maintains its accounting records in Great Britain Pounds, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates.

Investment in Unconsolidated Entities – Equity and Cost Method Investments

We account for our interests in entities in which we are able to exercise significant influence over operating and financial policies, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions. We account for our interests in entities where we have virtually no influence over operating and financial policies under the cost method of accounting. In such cases, our original investments are recorded at cost and any distributions received are recorded as income. Our investments in OnFolio JV I, LLC (“JV I”), OnFolio JV II, LLC (“JV II”) and OnFolio JV III, LLC (“JV III”) are accounted for under the cost method. All investments are subject to our impairment review policy.

The current investment in unconsolidated affiliates accounted for under the equity method consists of a 35.8% interest in OnFolio JV IV, LLC (“JV IV”), which is involved in the acquisition, development and operation of websites to produce adverting revenue.

Variable Interest Entities

Variable interest entities (“VIEs”) are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIE. Management concluded that the joint ventures do not qualify as variable interest entities under the requirements of ASC 810. The Company accounts for its investments in the joint ventures under either the cost or equity method based on the equity ownership in each entity.

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

Revenue Recognition

The Company follows the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (the “new revenue standard”) to all contracts using the modified retrospective method.

Revenue is recognized based on the following five step model:

-	Identification of the contract with a customer
-	Identification of the performance obligations in the contract
-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company primarily earns revenue through website management, digital services, advertising and content placement on its websites, product sales, and digital product sales. Management services revenue is earned and recognized on a monthly basis as the services are provided. Advertising and content revenue is earned and recognized once the content is presented on the Company’s sites in accordance with the customer requirements. Product sales are recognized at the time the product is shipped to the customer. In certain circumstances, products are shipped directly by a supplier to the end customer at the Company’s request. The Company determined that it is the primary obligor in these contracts due to being responsible for fulfilling the customer contract, establishing pricing with the customer, and taking on credit risk from the customer. The Company recognizes revenue from these contracts with customers on a gross basis. Digital product sales represent electronic content that is transferred to the customer at time of purchase. The Company also earns revenue from online course subscriptions that may have monthly or annual subscriptions. In circumstances when a customer purchases an annual subscription upfront, the Company defers the revenue until the performance obligation has been satisfied. As of December 31, 2022, the Company has $48,037 in deferred revenue related to unsatisfied performance obligations that are expected to be recognized during fiscal 2023.

The following table presented disaggregated revenue information for the years ended December 31, 2022 and 2021:

	For the Year ended December 31, 2022	For the Year ended December 31, 2021
Website management	$296,211	$304,587
Advertising and content revenue	248,611	204,910
Product sales	609,776	661,154
Digital Product Sales	1,065,217	636,192
Other	-	1,700
Total revenue	$2,219,815	$1,808,543

The Company does not have any single customer that accounted for greater than 10% of revenue during the years ended December 31, 2022 and 2021.

Cost of Revenue

Cost of product revenue consists primarily of costs associated with the acquisition and shipment of products being sold through the Company’s online marketplaces, and the costs of its service revenue, which include website content creation costs including contract labor, domain and hosting costs and certain software costs related to website operations.

Cost of Service revenue consists primarily of costs associated with the acquisition and shipment of products being sold through the Company’s online marketplaces, and the costs of its service revenue, which include website content creation costs including contract labor, domain and hosting costs and certain software costs related to website operations.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of December 31, 2022 or 2021.

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

Stock-Based Compensation

Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based compensation plans. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Black-Scholes option pricing model is utilized to derive an estimated fair value. The Black-Scholes pricing model requires the consideration of the following six variables for purposes of estimating fair value:

Expected Dividends. We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

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

The Company accounts for compensation cost for stock option plans and for share based payments to non-employees in accordance with ASC 505, “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Company’s results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2022 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However there is no assurance of additional funding being available.

NOTE 4 – BUSINESS ACQUISITIONS

SEO Butler Acquisition

On October 6, 2022, the Company entered into a Share Purchase Agreement (“Share Purchase Agreement”) with i2W Ltd, a company incorporated and registered in England and Wales (“Seller”), and Jonathan Kiekbusch, Ezekiel Daldy, and Lyndsay Kiekbusch, shareholders of the Seller (collectively, the “Guarantors”), for the purchase of all of the issued share capital (“Sale Shares”) of SEO Butler Limited, a company incorporated and registered in England and Wales (“SEO Butler”) (the “SEO Butler Acquisition”). Seller is the owner of the legal and beneficial title to the Sale Shares of SEO Butler, which operates as a productized service business operated via the seobutler.com website and the custom build order management system on orders.seobutler.com and under the SEOButler and PBNButler names. The Guarantors have agreed to guarantee to the Company the due and punctual performance, observance and discharge by the Seller of all the Guaranteed Obligations (as defined in the Share Purchase Agreement) if and when they become performable or due under the Share Purchase Agreement.

Pursuant to the Share Purchase Agreement, and on the terms and subject to the conditions contained therein, at the closing, the Company purchased the Sale Shares from the Seller, all as more fully described in the Share Purchase Agreement. The aggregate purchase price paid by the Company was $950,000. The transaction closed on October 13, 2022. The acquisition of SEO Butler is being accounted for as a business combination under ASC 805. The Company is continuing to gather evidence to evaluate what identifiable intangible assets were acquired, such as a customer list, and the fair value of each, and expects to finalize the fair value of the acquired assets within one year of the acquisition date.

The aggregate preliminary fair value of consideration for the SEO Butler Acquisition was as follows:

Schedule of preliminary Fair value Acquisition
Amount
Cash paid to seller	950,000
Total preliminary consideration transferred	$950,000

The following information summarizes the preliminary allocation of the fair values assigned to the assets acquired at the acquisition date:

Schedule Of Recognized Identified Assets Acquired And Liabilities
Cash Acquired	$38,587
Other Current assets	14,858
Website domains	70,000
Customer relationships	322,000
Trademarks and Trade Names	90,000
Non-Compete agreement	30,000
Goodwill	407,888
Accounts payable and other accrued liabilities	(2,205)
Deferred revenue	(21,128)
Net assets acquired	$950,000

From the period of acquisition of SEO Butler through December 31, 2022, the Company generated total revenue and net income of $144,785 and $52,727, respectively.

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

The acquisition of BCP Media assets is being accounted for as a business combination under ASC 805. The Company is continuing to gather evidence to evaluate what identifiable intangible assets were acquired, such as a customer list, and the fair value of each, and expects to finalize the fair value of the acquired assets within one year of the acquisition date.

The aggregate preliminary fair value of consideration for the BCP Media acquisition was as follows:

Schedule of preliminary Fair value Acquisition
Amount
Cash paid to seller	2,100,000
Notes payable issued to seller	2,399,000
Warrants to purchase common shares issued to seller	60,000
Total preliminary consideration transferred	$4,559,000

The following information summarizes the preliminary allocation of the fair values assigned to the assets acquired at the acquisition date:

Schedule Of Recognized Identified Assets Acquired And Liabilities
Website domains	$220,000
Customer relationships	813,000
Trademarks and Trade Names	330,000
Non-Compete agreement	80,000
Goodwill	3,116,000
Net assets acquired	$4,559,000

From the period of acquisition of BCP Media through December 31, 2022, the Company generated total revenue and net income of $681,413 and $167,253, respectively.

BWPS Acquisition

On October 3, 2022, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“ Hoang”). Pursuant to the Asset Purchase Agreement, the Company will purchase from Hoang, substantially all of the Seller’s assets utilized in the operation of the business of providing a suite of optimization, customization, privacy and security products and services for WordPress websites (“WordPress Websites Business”), with the core Business offerings consisting of (i) the WordPress plugin known as PREVENT DIRECT ACCESS available via the website preventdirectaccess.com, and (ii) the WordPress plugin known as PASSWORD PROTECT WORDPRESS available via the website passwordprotectwp.com.

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, Hoang agreed to sell to Onfolio, LLC the WordPress Websites Business, all as more fully described in the Asset Purchase Agreement. The aggregate purchase price for the WordPress Websites Business is as follows: (i) $1,250,000 paid in cash at the closing and $4,000,000 paid via a promissory note to be made by Onfolio, LLC payable to Hoang after the performance of certain obligations by Hoang and others as provided for in the Asset Purchase Agreement; and (ii) up to $60,000 in cash pursuant to the earn-out provisions of the Asset Purchase Agreement. The transaction closed on October 25, 2022. The acquisition of BWPS assets is being accounted for as a business combination under ASC 805. The Company is continuing to gather evidence to evaluate what identifiable intangible assets were acquired, such as a customer list, and the fair value of each, and expects to finalize the fair value of the acquired assets within one year of the acquisition date.

The aggregate preliminary fair value of consideration for the BWPS acquisition was as follows:

Schedule of preliminary Fair value Acquisition
Amount
Cash paid to seller	1,250,000
Notes payable issued to seller	40,000
Contingent liability for earn-out provision	60,000
Total preliminary consideration transferred	$1,350,000

The following information summarizes the preliminary allocation of the fair values assigned to the assets acquired at the acquisition date:

Schedule Of Recognized Identified Assets Acquired And Liabilities
Website domains	$130,000
Customer relationships	482,000
Trademarks and Trade Names	50,000
Non-Compete agreement	30,000
Goodwill	658,000
Net assets acquired	$1,350,000

From the period of acquisition of BWPS through December 31, 2022, the Company generated total revenue and net loss of $18,622 and $15,632, respectively.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the year ended December 31, 2022 and 2021 as if the BCP Media, BWPS, and SEO Butler acquisitions occurred on January 1, 2021. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Year ended December 31,
	2022	2021
Revenue	$5,469,361	$6,291,649
Operating loss	(3,029,332)	(1,485,459)
Net loss	(3,165,942)	(1,278,558)
Net loss per common share	$(0.96)	$(0.05)
Weighted Average common shares outstanding	3,285,934	2,080,733

NOTE 5 – INVESTMENTS IN JOINT VENTURES

The Company holds various investments in certain joint ventures as described below.

Cost method investments

OnFolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV I and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest.. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will received 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 10.91% interest from existing owners for $52,500 in cash, bringing its total equity interest to 13.65%.

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision making. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest.. Additionally, during the year ending December 31, 2020 the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II. The management fee to the Company described above was waived for fiscal year ended December 31, 2022 due to lower operating results of JV II.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV II investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 related to the cost basis of JV III. The management fee to the Company described above was reduced to $500 for fiscal year ended December 31, 2022 due to lower operating results of JV III.

OnFolio Groupbuild 1 LLC (“Groupbuild”) was formed on April 22, 2020 under the laws of Delaware. The Company, as manager, is entitled to 20% of the profits of Groupbuild, and an annual management fee of $15,000. The Company was assigned a 20% interest in Groupbuild by the Company’s CEO on August 1, 2020.

Equity Method Investments

OnFolio JV IV, LLC (“JV IV”) was formed on January 3, 2020 under the laws of Delaware. The Company holds an equity interest of 35.8% in JV IV, and is the manager of JV IV. The Company acquired this interest on August 1, 2020 for $290,000 through issuance of a Note payable to the joint venture. The Company paid $215,000 and $60,000 during the years ended December 31, 2022 and 2021 and owed a total of $0 and $215,000 as of December 31, 2022 and 2020. The manager of JV IV can be removed by a majority vote of the equity holders of JV IV.

The balance sheet of JV IV at December 31, 2022 included total assets of $855,442 and total liabilities of $4,130. Additionally, the income statement for JV IV for the years ended December 31, 2022 and 2021 included the following:

	For the Year ended December 31, 2022	For the Year ended December 31, 2021
Revenue	$107,282	$153,742
Net Income	$92,513	$143,405

The Company recognized equity method income of $34,432 and $50,684 during the years ended December 31, 2022 and 2021, and received dividends from JV IV of $33,488 and $63,798, which were accounted for as returns on investment.

NOTE 6 – INTANGIBLE ASSETS

The following table represents the balances of intangible assets as of December 31, 2022 and 2021

	Estimated life	December 31, 2022	December 31, 2021
Website Domains	Indefinite	$1,308,260	$1,388,260
Website Domains	4 years	424,674	-
Customer relationships	4-6 years	1,638,502	-
Trademarks and Tradenames	10 years	476,010	-
Non-compete agreements	3 years	142,004	-
		3,989,450	1,388,260
Accumulated Amortization - Website domains		(23,834)	-
Accumulated Amortization - Customer Relationships		(78,514)	-
Accumulated Amortization - Trademarks / Tradenames		(11,484)	-
Accumulated Amortization - Non-Compete		(11,000)	-
Net Intangible		$3,864,618	$1,388,260

On January 6, 2021, the Company acquired an additional domain name and related intellectual property for a purchase price of $700,000, which was paid in cash through March 1, 2021 and recognized an as indefinite lived intangible asset. The Company also paid $42,000 as a finders fee. Management evaluated the transaction under ASC 805 and determined it was an asset acquisition, as substantially all of the fair value of assets acquired was concentrated in a group of similar assets, being the domain names and related intellectual property to operate those domains.

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

On October 13, 2022, the Company closed on its acquisition of the SEO Butler Acquisition. As part of the acquisition, the Company acquired assets related to the websites operated by SEO Butler. Pursuant to the purchase price allocation as further described in Note 4, the Company allocated $512,000, which is to be amortized over the estimated life of the assets ranging from 3-10 years.

On October 14, 2022, the Company closed on its acquisition of the BCP Media Acquisition. As part of the acquisition, the Company acquired assets related to the Proofreading Business. Pursuant to the purchase price allocation as further described in Note 4, the Company allocated $1,443,000, which is to be amortized over the estimated life of the assets ranging from 3-10 years.

On October 25, 2022, the Company closed on its acquisition of the Hoang Acquisition. As part of the acquisition, the Company acquired assets related to Wordpress Plugins. Pursuant to the purchase price allocation as further described in Note 4, the Company allocated $692,000, which is to be amortized over the estimated life of the assets ranging from 3-10 years.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of December 31, 2022:

 Schedule of Future Minimum Annual Lease Commitments Under Operating Leases

For the year ended December 31, Schedule Of Recognized Identified Assets Acquired And Liabilities	Amount
2023	$541,938
2024	541,938
2025	530,937
2026	419,957
2027	185,185
Thereafter	336,403
Total remaining intangibles amortization	2,556,358

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

During the year ended December 31, 2022, the company issued 12,860 Series A Preferred Stock in exchange for $321,500 of cash proceeds.

During the year ended December 31, 2021, the company issued 56,600 Series A Preferred Stock in exchange for $1,415,000 of cash proceeds.

During the year ended December 31, 2022 and 2021, the company recognized $195,145 and $106,825 in dividends to the Series A shareholders, and made cash dividend payments of $142,239 and $105,327. As of December 31, 2022 and 2021, the company has remaining unpaid dividends of $54,404 and $1,498.

As of December 31, 2022, there were 69,660 Series A preferred shares outstanding.

Common stock

The Company’s authorized common stock consists of 50,000,000 shares of common stock, with a par value of $0.001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

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

During the year ended December 31, 2021, the Company sold a total of 1,610,000 shares of common stock in exchange for cash proceeds of $2,010,000.

Common Share Awards

During the year ended December 31, 2020, the Company granted a total of 3,233,336 shares to various employees and consultants for services rendered. The Company recognized stock-based compensation expense of $766,656 and 766,656 related to the vesting of the share awards during the year ended December 31, 2022 and 2021. As of December 31, 2022, the Company expects to recognize an additional $447,248 through the end of the requisite service period for these awards, assuming all shares vest. The requisite service period for these awards is the same as the vesting period for each award. As of December 31, 2022, the awards had a remaining service period of approximately 0.75 year.

The Company also awarded a total of 2,800 shares of common stock to the Company’s four independent members of the Board of Directors, with a fair value of $16,667 based on the most recent price of common stock sold for cash recognized as part of stock-based compensation during the year ended December 31, 2022. The Company also recognized $40,000 of stock-based compensation for director compensation during the year ended December 31, 2022. The first and second quarter shares were awarded to directors immediately, and the Company agreed to issue $5,000 worth of shares per director each quarter in the future and pay $2,500 in cash per director per quarter. As of December 31, 2022, the Company had accrued $60,000 in cash compensation to the directors, included in accounts payable and other liabilities on the consolidated balance sheet.

Stock Options

During the year ended December 31, 2022, the Company issued a total of 49,560 options with an exercise price of $5.95, and an exercise term of three years. The Company estimated fair value of these options to be $4.41 per share using a Black-Scholes option pricing model, and the expense associated with the options will be recognized over the requite service period of 20 months. The Company also awarded an additional 23,100 options with an exercise price of $14.29 per share and an exercise term of three years. The Company estimated fair value of these options to be $3.63 per share using a Black-Scholes option pricing model, and the expense associated with the options will be recognized over the requite service periods of between 24 and 30 months. The fair value of the stock options was estimate using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 0.97% to 1.91%; 3) volatility of 127.7% to 129.5% based on a group of peer group companies; 4) a common stock price of $5.95 based on the most recent common stock sales for cash, and 5) an expected term of three years.

During the year ended December 31, 2021, the Company award 10,000 common stock options to an employee, of which 500 vested immediately, and 500 per month thereafter until fully vested. The fair value of the stock options was estimate using a black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 0.49%; 3) volatility of 127.6% based on a group of peer group companies; and an expected term of three years.

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2020	-	$-	$-
Granted	2,100	4.36	5.95
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at December 31, 2021	2,100	$4.36	$5.95
Granted	72,660	4.16	9.00
Exercised	-	-	-
Forfeited and cancelled	(14,910)	(4.36)	(6.19)
Outstanding at December 31, 2022	59,850	$4.15	$9.11
Exercisable at December 31, 2022	18,189	$4.15	$8.40

The weighted average remaining contractual life is approximately 2.75 years for stock options outstanding with no intrinsic value of as of December 31, 2022. The Company recognized stock-based compensation of $121,672. The Company expects to recognize an additional $138,908 of compensation cost related to options that are expected to vest.

Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2021	-	-	-
Granted	6,219,863	4.21	5.01
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at December 31, 2022	6,219,863	$4.21	$5.01
Exercisable at December 31, 2022	6,137,250	$4.21	$5.00

The weighted average remaining contractual life is approximately 4.64 years for stock warrants outstanding with no intrinsic value of as of December 31, 2022.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the Joint Ventures that it manages and receives funds on behalf of the joint ventures. As of December 31, 2022 the balances due from related parties were $54,858 included in current liabilities. During the year ended December 31, 2022, the Company paid the $215,000 related to the Company’s capital contribution for its equity interest in JV IV.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of December 31, 2022, the Company was owed $36,854 by the entities controlled by the Company’s CEO, and the Company owed the CEO $0 and $480 as of December 31, 2022 and 2021, respectively.

No member of management has benefited from the transactions with related parties.

NOTE 9 – NOTES PAYABLE

On March 15, 2021, the Company entered into a short term financing agreement with a payment services provider for total principal of $54,240 and received cash proceeds of $48,000. The Company will pay 17% of its daily sales through the service provider until the total principal is repaid. As of December 31, 2021 the balance had been repaid in full.

On September 16, 2021, the Company entered into a short term financing agreement with a payment services provider for total principal of $66,600 and received cash proceeds of $60,000. The Company will pay 17% of its daily sales through the service provider until the total principal is repaid. As of December 31, 2022 the balance had been repaid in full.

On June 13, 2022, the Company entered into a short term financing agreement with a payment services provider for total principal of $47,520 and received cash proceeds of $44,000. The Company will pay 17% of its daily sales processed through the service provider until the total principal is repaid. As of December 31, 2022 the balance had been repaid in full.

On October 13, 2022, the Company entered into a short term financing agreement with a payment services provider for total principal of $82,490 and received cash proceeds of $73,000. The Company will pay 17% of its daily sales processed through the service provider until the total principal is repaid. As of December 31, 2022 the Company owed $68,959.

NOTE 10 - INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 21%. The components of the income tax provision on the consolidated statements of operations is as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Current tax expense	$-	$-
Deferred tax expense (benefit)	-	(1,314)
Provision for income taxes, total	$-	$(1,314)

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Income tax benefit computed at the statutory rate	$(889,215)	$(399,307)
Permanent differences	235,561	161,286
Net operating loss carryforwards	653,654	238,021
Temporary differences	-	-
penalties and interest	-	-
Provision for income taxes, current	$-	$-

Temporary differences	-	(1,314)
Deferred tax provision (benefit)	$-	$(1,314)

The Company has the following operating loss carry forwards.

	As of	As of
	December 31, 2022	December 31, 2021
Net Operating loss carry forwards	$918,400	$238,021
Valuation allowance	(918,400)	(238,021)
Deferred tax assets	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events through March 31, 2023, the date these financial statements were available for issuance, and determined there were no events requiring disclosures, except as noted below.

On January 13, 2023, the Company, through its subsidiary Onfolio Assets, LLC entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Contentellect Limited (“Contentellect”), a Guernsey limited liability company, and Mark Whitman, the sole owner of Contentellect, for the purchase of substantially all of Contentellect’s assets utilized in the operation of the business of providing online (i) content writing services (including white label content creation, eBook writing and eCommerce product description writing), (ii) website link building services (including white label link building, HARO link building and SEO outreach services), (iii) social media marketing services, and (iv) virtual assistant services to individuals, businesses and agencies through the website that the domain name www.contentellect.com points at (the “Business”).

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, Contentellect agreed to sell to Onfolio Assets LLC the assets, properties and rights of every kind and nature related to the Business (collectively, the “Acquired Assets”), all as more fully described in the Asset Purchase Agreement. The aggregate purchase price for the Acquired Assets is Eight Hundred and Fifty Thousand US Dollars ($850,000) payable in cash at the closing.

