Form 10-Q
period 2023-03-31
Onfolio Holdings, Inc
filed 2023-05-15
CIK 1825452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of common stock outstanding as of May 15, 2023 was 5,110,195.

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

●

our ability to raise additional capital or additional funding to further develop and expand our business to meet our long-term business objectives. We have limited revenues and we cannot predict when we will achieve significant revenues and sustained profitability;

●	our ability to achieve significant revenues and sustained profitability;
●	changes in customer demand;
●	our ability to develop our brands cost-effectively, to attract new customers and retain customers on a cost-effective basis;
●	our ability to compete in the markets in which our website participate;
●	our ability to make strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
●	our ability to continue to successfully manage our websites on a combined basis;
●	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
●	the occurrence of hostilities, political instability or catastrophic events;
●	the coronavirus (“COVID-19”) and its potential impact on our business; and
●	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment;
●	other risks to which our Company is subject; and
●	other factors beyond the Company’s control.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Part I Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1. FINANCIAL STATEMENTS.

Onfolio Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31	December 31
	2023	2022
Assets

Current Assets:
Cash	4,663,522	6,701,122
Accounts receivable, net	114,962	137,598
Inventory	90,301	105,129
Prepaids and other current assets	241,455	212,180
Total Current Assets	5,110,240	7,156,029

Intangible assets	4,556,071	3,864,618
Goodwill	4,219,501	4,209,126
Due from related party	127,854	111,720
Investment in unconsolidated joint ventures, cost method	154,007	154,007
Investment in unconsolidated joint ventures, equity method	278,837	280,326

Total Assets	$14,446,510	$15,775,826

Liabilities and Stockholder's Equity

Current Liabilities:
Accounts payable and other current liabilities	$342,678	$550,454
Dividends payable	30,435	54,404
Acquisition notes payable	2,416,323	2,456,323
Notes payable	48,627	68,959
Contingent consideration	60,000	60,000
Deferred revenue	185,238	113,251
Total Current Liabilities	3,083,301	3,303,391

Total Liabilities	3,083,301	3,303,391

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 69,660 issued and outstanding at March 31, 2023 and December 31, 2022;	70	70
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,110,195 issued and outstanding at March 31, 2023 and December 31, 2022;	5,110	5,110
Additional paid-in capital	20,184,129	19,950,774
Accumulated other comprehensive income	89,490	96,971
Accumulated deficit	(8,915,590)	(7,580,490)
Total Stockholders' Equity	11,363,209	12,472,435
Total Liabilities and Stockholders' Equity	$14,446,510	$15,775,826

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenue, services	$392,401	$117,987
Revenue, product sales	959,333	267,936
Total Revenue	1,351,734	385,923

Cost of revenue, services	273,313	128,339
Cost of revenue, product sales	335,208	96,431
Total cost of revenue	608,521	224,770

Gross profit	743,213	161,153

Operating expenses
Selling, general and administrative	1,696,380	797,490
Professional fees	247,385	43,432
Acquisition costs	150,614	77,161
Total operating expenses	2,094,379	918,083

Loss from operations	(1,351,166)	(756,930)

Other income (expense)
Equity method income	6,888	10,179
Dividend income	1,269	385
Interest income (expense), net	56,132	(2,400)
Other income	2,802	-
Total other income	67,091	8,164

Loss before income taxes	(1,284,075)	(748,766)

Income tax (provision) benefit	-	-

Net loss	(1,284,075)	(748,766)

Preferred Dividends	(51,025)	(43,120)
Net loss to common shareholders	$(1,335,100)	$(791,886)

Net loss per common shareholder
Basic and diluted	$(0.26)	$(0.34)

Weighted average shares outstanding
Basic and diluted	5,110,196	2,354,049

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2022	69,660	$70	5,110,196	$5,110	$19,950,774	$(7,580,490)	$96,971	$12,472,435

Stock-based compensation	-	-	-	-	233,355	-	-	233,355
Preferred dividends	-	-	-	-	-	(51,025)	-	(51,025)
Foreign currency translation							(7,481)	(7,481)
Net loss	-	-	-	-	-	(1,284,075)	-	(1,284,075)

Balance, March 31, 2023	69,660	$70	5,110,196	$5,110	$20,184,129	$(8,915,590)	$89,490	$11,363,209

Balance, December 31, 2021	56,800	$57	2,353,645	$2,354	$6,522,382	$(3,150,988)	$82,009	$3,373,805

Preferred Shares for cash	5,200	5	-	-	129,995	-	-	130,000
Stock-based compensation	-	-	1,400	1	219,659	-	-	219,660
Preferred dividends	-	-	-	-	-	(43,120)	-	(43,120)
Net loss	-	-	-	-	-	(748,766)	-	(748,766)

Balance, March 31, 2022	62,000	$62	2,355,045	$2,355	$6,872,036	$(3,942,874)	$82,009	$2,931,579

The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
Cash Flows from Operating Activities
Net loss	$(1,284,075)	$(748,766)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	233,355	219,660
Equity method income	(6,888)	(10,179)
Dividends received from equity method investment	8,377	7,426
Amortization of intangible assets	170,996	-
Net change in:
Accounts receivable	22,636	(14,782)
Inventory	14,828	1,328
Prepaids and other current assets	(29,275)	(18,767)
Accounts payable and other current liabilities	(207,776)	39,262
Due to joint ventures	(16,134)	(33,142)
Deferred revenue	71,987	15,980
Due to related parties	-	(480)

Net cash used in operating activities	(1,021,969)	(542,460)

Cash Flows from Investing Activities
Cash paid to acquire businesses	(850,000)	-
Investments in joint ventures	-	(22,500)
Net cash used in investing activities	(850,000)	(22,500)

Cash Flows from Financing Activities
Proceeds from sale of Series A preferred stock	-	130,000
Payments of preferred dividends	(74,994)	(2,968)
Payment of contribution to joint venture note payable	-	(20,000)
Payments on acquisition note payable	(40,000)	-
Payments on note payables	(20,332)	(21,855)

Net cash provided by financing activities	(135,326)	85,177

Effect of foreign currency translation	(30,305)	-

Net Change in Cash	(2,037,600)	(479,783)
Cash, Beginning of Period	6,701,122	1,710,318

Cash, End of Period	4,663,522	$1,230,535

Cash Paid For:
Income Taxes	$-	$-
Interest	$18,836	$2,400

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

On November 15, 2021, the Company created a wholly-owned subsidiary, Onfolio Assets, LLC in the state of Delaware. On December 8, 2022, the Company created wholly-owned subsidiaries WP Folio LLC and Proofread Anywhere LLC in the state of Delaware.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information an in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 12, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, WP Folio, LLC, Proofread Anywhere, LLC, Contentellect, LLC, SEO Butler Limited and Onfolio Crafts LLC. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation Gains (Losses)

The Company, and its subsidiaries Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, WP Folio, LLC, Proofread Anywhere, LLC, Contentellect, LLC and Onfolio Crafts LLC, maintain their accounting records in U.S. Dollars. The Company’s operating subsidiary, SEO Butler, is located in the United Kingdom and maintains its accounting records in Great Britain Pounds, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates.

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

The Company primarily earns revenue through website management, digital services, advertising and content placement on its websites, product sales, and digital product sales. Management services revenue is earned and recognized on a monthly basis as the services are provided. Advertising and content revenue is earned and recognized once the content is presented on the Company’s sites in accordance with the customer requirements. Product sales are recognized at the time the product is shipped to the customer. In certain circumstances, products are shipped directly by a supplier to the end customer at the Company’s request. The Company determined that it is the primary obligor in these contracts due to being responsible for fulfilling the customer contract, establishing pricing with the customer, and taking on credit risk from the customer. The Company recognizes revenue from these contracts with customers on a gross basis. Digital product sales represent electronic content that is transferred to the customer at time of purchase. The Company also earns revenue from online course subscriptions that may have monthly or annual subscriptions. In circumstances when a customer purchases an annual subscription upfront, the Company defers the revenue until the performance obligation has been satisfied. As of March 31, 2023, the Company has $185,238 in deferred revenue related to unsatisfied performance obligations that are expected to be recognized during fiscal 2023.

The following table presented disaggregated revenue information for the three months ended March 31, 2023 and 2022:

	For the Three Months ended March 31,
	2023	2022
Website management	$40,612	$66,102
Advertising and content revenue	266,601	51,886
Product sales	126,711	129,908
Digital Product Sales	917,810	138,028
Total revenue	$1,351,734	$385,923

The Company does not have any single customer that accounted for greater than 10% of revenue during the three months ended March 31, 2023 and 2022.

Cost of Revenue

Cost of product revenue consists primarily of costs associated with the acquisition and shipment of products being sold through the Company’s online marketplaces, and the costs of its service revenue, which include website content creation costs including contract labor, service fulfillment, domain and hosting costs and certain software costs related to website operations.

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

(a)

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of March 31, 2023.

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

Expected Dividends. -  We have never declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

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

Stock Option Exercise Price and Grant Date Price of Common Stock. - Currently the Company utilizes the most recent cash sale closing price of its common stock as the most reasonable indication of fair value.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2023 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern, but it is currently exploring various funding options at this time. Management considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However there is no assurance of additional funding being available.

NOTE 4 – BUSINESS ACQUISITIONS

Contentellect Limited

On January 13, 2023, Onfolio Assets LLC, the Company’s wholly owned subsidiary, entered into an Asset Purchase Agreement (“Contentellect Asset Purchase Agreement”) with Contentellect Limited (“Contentellect”), a Guernsey limited liability company, and Mark Whitman, the sole owner of Contentellect. Pursuant to the Contentellect Asset Purchase Agreement, Onfolio Assets LLC purchased from Contentellect substantially all of Contentellect’s assets utilized in the operation of the business of providing online (i) content writing services (including white label content creation, eBook writing and eCommerce product description writing), (ii) website link building services (including white label link building, HARO link building and SEO outreach services), (iii) social media marketing services, and (iv) virtual assistant services to individuals, businesses and agencies through the website that the domain name www.contentellect.com points at (the “Contentellect Business”).

Pursuant to the Contentellect Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, Contentellect will sell to Onfolio Assets LLC the assets, properties and rights of every kind and nature related to the Contentellect Business all as more fully described in the Contentellect Asset Purchase Agreement. The aggregate purchase price for the Contentellect Business was $850,000 in cash. This acquisition closed on February 1, 2023. The acquisition of Contentellect is being accounted for as a business combination under ASC 805. The Company is continuing to gather evidence to evaluate what identifiable intangible assets were acquired, such as a customer list, and the fair value of each, and expects to finalize the fair value of the acquired assets within one year of the acquisition date. The Company assigned the preliminary fair value of the consideration paid of $850,000 to domain name intangible assets that are amortized over an estimated useful life of four years.

From the period of acquisition of the Contentellect Business through March 31, 2023, the Company generated total revenue and net income of $125,986 and $7,609, respectively.

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

Pursuant to the BCP Asset Purchase Agreement, and subject to the terms and conditions contained therein, BCP Media sold to the Company the purchased assets, all as more fully described in the BCP Asset Purchase Agreement. The purchase price was paid as follows: $4,499,000, plus a warrant to purchase up to 20,000 shares of the Company’s common stock at the price of $4.75 per share with $2,100,000 paid in cash at the closing and $2,399,000 paid via a promissory note (the “BCP Note”).

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

BWPS Acquisition

On October 3, 2022, the Company entered into an Asset Purchase Agreement (“BWPS Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“ Hoang”). Pursuant to the BWPS Asset Purchase Agreement, the Company will purchase from Hoang, substantially all of the Seller’s assets utilized in the operation of the business of providing a suite of optimization, customization, privacy and security products and services for WordPress websites (“WordPress Websites Business”), with the core Business offerings consisting of (i) the WordPress plugin known as PREVENT DIRECT ACCESS available via the website preventdirectaccess.com, and (ii) the WordPress plugin known as PASSWORD PROTECT WORDPRESS available via the website passwordprotectwp.com.

Pursuant to the BWPS Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, Hoang agreed to sell to Onfolio, LLC the WordPress Websites Business, all as more fully described in the BWPS Asset Purchase Agreement. The aggregate purchase price for the WordPress Websites Business is as follows: (i) $1,250,000 paid in cash at the closing and $40,000 paid via a promissory note to be made by Onfolio, LLC payable to Hoang after the performance of certain obligations by Hoang and others as provided for in the BWPS Asset Purchase Agreement; and (ii) up to $60,000 in cash pursuant to the earn-out provisions of the BWPS Asset Purchase Agreement. The transaction closed on October 25, 2022. The acquisition of BWPS assets is being accounted for as a business combination under ASC 805. The Company is continuing to gather evidence to evaluate what identifiable intangible assets were acquired, such as a customer list, and the fair value of each, and expects to finalize the fair value of the acquired assets within one year of the acquisition date.

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

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three months ended March 31, 2023 and 2022 as if the Contentellect Business, BCP Media, BWPS, and SEO Butler acquisitions occurred on January 1, 2022. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended March 31,
	2023	2022
Revenue	$1,439,767	$1,896,375
Operating loss	(1,179,731)	(161,295)
Net loss	(1,112,640)	(155,978)
Net loss attributable to common shareholders	(1,163,665)	(155,978)
Net loss per common share	$(0.23)	$(0.07)
Weighted Average common shares outstanding	5,110,196	2,354,049

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

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision making. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest.. Additionally, during the year ending December 31, 2020 the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II during the year ended December 31, 2022. The management fee to the Company described above was waived for fiscal year ended December 31, 2022 due to lower operating results of JV II.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV II investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 recognized during the year ended December 31, 2022 related to the cost basis of JV III. The management fee to the Company described above was reduced to $500 for fiscal year ended December 31, 2022 due to lower operating results of JV III.

OnFolio Groupbuild 1 LLC (“Groupbuild”) was formed on April 22, 2020 under the laws of Delaware. The Company, as manager, is entitled to 20% of the profits of Groupbuild, and an annual management fee of $15,000. The Company was assigned a 20% interest in Groupbuild by the Company’s CEO on August 1, 2020.

Equity Method Investments

OnFolio JV IV, LLC (“JV IV”) was formed on January 3, 2020 under the laws of Delaware. The Company holds an equity interest of 35.8% in JV IV, and is the manager of JV IV. The Company acquired this interest on August 1, 2020 for $290,000 through issuance of a Note payable to the joint venture. The Company paid off theote payable during the year ended December 31, 2022. The manager of JV IV can be removed by a majority vote of the equity holders of JV IV.

The balance sheet of JV IV at March 31, 2023 included total assets of $852,505 and total liabilities of $5,350.  The balance sheet of JV IV at December 31, 2022 included total assets of $855,442 and total liabilities of $4,130. Additionally, the income statement for JV IV for the three months ended March 31, 2023 and 2022 included the following:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Revenue	$22,210	$30,561
Net Income	$19,241	$28,435

The Company recognized equity method income of $6,888 and $10,179 during the three months ended March 31, 2023 and 2022, respectively, and received dividends from JV IV of $8,377 and $7,426, respectively, which were accounted for as returns on investment.

NOTE 6 – INTANGIBLE ASSETS

The following table represents the balances of intangible assets as of March 31, 2023 and December 31, 2022:

	Estimated life	March 31, 2023	December 31, 2022
Website Domains	Indefinite	$1,308,260	$1,308,260
Website Domains	4 years	1,276,455	424,674
Customer relationships	4-6 years	1,646,692	1,638,502
Trademarks and Tradenames	10 years	478,299	476,010
Non-compete agreements	3 years	142,767	142,004
		4,852,473	3,989,450
Accumulated Amortization - Website domains		(86,015)	(23,834)
Accumulated Amortization - Customer Relationships		(163,927)	(78,514)
Accumulated Amortization - Trademarks / Tradenames		(23,499)	(11,484)
Accumulated Amortization - Non-Compete		(22,961)	(11,000)
Net Intangible		$4,556,071	$3,864,618

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

On October 25, 2022, the Company closed on its acquisition of the BWPS Acquisition. As part of the acquisition, the Company acquired assets related to Wordpress Plugins. Pursuant to the purchase price allocation as further described in Note 4, the Company allocated $692,000, which is to be amortized over the estimated life of the assets ranging from 3-10 years.

On February 1, 2023, the Company close on its acquisition of the Contentellect Business, and allocated the entire $85,000 purchase price to domain name assets with an estimated life of 4 years.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of March 31, 2023:

For the year ended December 31,	Amount
2023 (9 months remaining)	$609,565
2024	756,419
2025	742,728
2026	629,571
2027	186,562
Thereafter	332,966
Total remaining intangibles amortization	2,556,358

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

During the three months ended March 31, 2023 and 2022, the Company recognized $51,025 and $43,120 in dividends to the Series A shareholders, respectively, and made cash dividend payments of $74,994 and $2,968, respectively. As of March 31, 2023 and December 31, 2022, the company has remaining unpaid dividends of $30,435 and $54,404, respectively.

As of March 31, 2023 and December 31, 2022, there were 69,660 Series A preferred shares outstanding, respectively.

Common stock

Company’s authorized common stock consists of 50,000,000 shares of common stock, with a par value of $0.001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. The Company has not declared any dividends on common stock to date.

On August 25, 2022, the “Company entered into an underwriting agreement with EF Hutton, division of Benchmark Investments, LLC (the “underwriter”), relating to the Company’s initial public offering of units (the “Units”) pursuant to the Company’s registration statement on Form S-1 (File No. 333-264191), under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the underwriting agreement, the Company sold 2,753,750 Units at a public offering price of $5.00 per Unit, with each Unit consisting of one share of common stock, par value $0.001 per share , and two warrants, with each warrant exercisable to purchase one share of common stock, at an exercise price of $5.00 per share. The warrants have the rights as set forth under a warrant agency agreement. The shares of common stock and the warrants were immediately separable and were issued separately.

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

The Offering closed on August 30, 2022, and the Company sold 2,753,750 shares of common stock and 5,507,500 warrants (6,117,250 warrants including the over-allotment option warrants) to the underwriters for total gross proceeds of $13,774,848. After deducting the underwriting commissions, discounts, and offering expenses, the Company received net proceeds of $12,225,470.

Common Share Awards

During the year ended December 31, 2020, the Company granted a total of 3,233,336 shares to various employees and consultants for services rendered. The Company recognized stock-based compensation expense of $191,664 related to the vesting of the share awards during the three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company expects to recognize an additional $255,584 through the end of the requisite service period for these awards, assuming all shares vest. The requisite service period for these awards is the same as the vesting period for each award. As of March 31, 2023, the awards had a remaining service period of approximately 0.3 years.

The Company also awarded a total of 2,800 shares of common stock to the Company’s four independent members of the Board of Directors, with a fair value of $16,667 based on the most recent price of common stock sold for cash recognized as part of stock-based compensation during the year ended December 31, 2022. The Company also recognized $10,000 of stock-based compensation for director compensation during the three months ended March 31, 2023. The first and second quarter shares were awarded to directors immediately, and the Company agreed to issue $2,500 worth of shares per director each quarter in the future and pay $5,000 in cash per director per quarter.

Stock Options

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2022	59,850	$4.15	$9.11
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(22,661)	(3.69)	(13.68)
Outstanding at March 31, 2023	37,189	$4.37	$6.33
Exercisable at March 31, 2023	23,406	$4.37	$6.27

The weighted average remaining contractual life is approximately 2.12 years for stock options outstanding with no intrinsic value of as of March 31, 2023. The Company recognized stock-based compensation of $21,691 and 19,661 during the three months ended March 31, 2023 and 2022, respectively. The Company expects to recognize an additional $57,552 of compensation cost related to options that are expected to vest.

Common Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2022	6,219,863	$4.21	$5.01
Granted	6,219,863	4.21	5.01
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at March 31, 2023	6,219,863	$4.21	$5.01
Exercisable at March 31, 2023	6,137,250	$4.21	$5.00

The weighted average remaining contractual life is approximately 4.4 years for stock warrants outstanding with no intrinsic value of as of March 31, 2023.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the Joint Ventures that it manages and receives funds on behalf of the joint ventures. As of March 31, 2023 and December 31, 2022 the balances due from the joint ventures were $91,000 and $74,866 included in non-current assets.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of March 31, 2023 and December 31, 2022, the Company was owed $36,854 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties.

NOTE 9 – NOTES PAYABLE

On October 13, 2022, the Company entered into a short term financing agreement with a payment services provider for total principal of $82,490 and received cash proceeds of $73,000. The Company will pay 17% of its daily sales processed through the service provider until the total principal is repaid. As of March 31, 2023 and December 31, 2022 the Company owed $48,627 and $68,959, respectively.

On October 13, 2022, the Company entered in the BCP Note as part of the acquisition of BCP media. The BCP Note has the principal sum of $2,399,000 (and it matures on the one year anniversary from the date of the BCP Note. Interest on the outstanding principal balance of, and all other sums owing under the Loan Amount, is three percent (3%), compounded annually. Upon the occurrence of an Event of Default (as defined in the BCP Note), the Interest Rate automatically increases to the rate of eight percent (8%) per annum, compounded annually. The Loan Amount is payable as follows: (i) commencing on the date that is thirty (30) days from the date of the BCP Note, and continuing monthly on such same day thereafter, the Company shall make an interest only payment to BCP Media equal to $5,997.50 per month; and (ii) the entire Loan Amount, together with all accrued but unpaid interest thereon, shall be due and payable on the Maturity Date.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events through May 15, 2023, the date these financial statements were available for issuance, and noted the following events requiring disclosures:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 12, 2023.

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

We believe Q4 2022 marked the end of Onfolio 1.0, and the beginning of Onfolio 2.0. Prior to our initial public offering (“IPO”) in August 2022, we operated smaller “legacy” businesses, primarily focused around content and media publishing. Throughout 2021 and 2022 we evolved our thesis and responded to changes in the Google search ranking algorithm, and started moving away from smaller content websites and towards more service businesses, agencies, online education, and digital products.

With the money raised in our IPO, we acquired SEOButler.com (An SEO service agency), Proofreadanywhere.com (an online education business) and two Wordpress security plugins collectively known as BWPS (Preventdirectaccess.com and Passwordprotectwp.com).

These types of businesses are favorable for the following reasons:

1.)	They are less subject to the Google algorithm and other matters outside our control;

2.)	They are larger businesses, with sufficient profitability to hire dedicated operators; and

3.)	A larger percentage of their revenues are recurring.

We believe recurring revenue is one of the most crucial forms of revenue for our Company. Currently, the percentage of our revenue which is recurring is minimal, but we aim to increase recurring revenue substantially, both with additional offerings to our existing businesses (where possible), and with our future acquisition strategy.

The funds raised in our IPO facilitated the SEOButler.com, Proofreadanywhere.com, and BWPS acquisitions in October 2022, along with the Contentellect.com acquisition (discussed below), which is why we believe Q4 was the dawn of Onfolio 2.0.

As a result of these acquisitions, revenue in Q4 was more than the previous quarters combined, while cost of revenue only increased marginally.

In Q1 2023, we continued this transformation. Each month in Q1 earned higher revenue than the preceding month, with March being the highest month to date. We also experienced improving gross margins. Part of this increase was due to our fourth post-IPO acquisition, of Contentellect.com on Feb 1 2023 (as discussed below).

We continued to experience some higher than desired expenses, some of which are still related to IPO expenses and acquisition costs incurred in Q4. Others are expenses that we do not expect to continue (for example, we further reduced our contractor base in Q1) in the near term. Decentralization and cost control efforts in Q1 are starting to show results and these trends give us confidence that the thesis is the right thesis.

In total, there were $300,000 of expenses in Q1 that we aren’t expecting to experience in Q2 or beyond. These are a combination of acquisition costs, higher than usual legal and professional fees, one-time growth expenses for one newly acquired business, and investor relations costs.

We expect to continue controlling expenses throughout 2023 and along with increasing revenues, we anticipate further acquisitions to bring us closer to profitability.

Recent Developments

Asset Purchase Agreement - Contentellect Limited

On January 13, 2023, Onfolio Assets LLC, our Company’s wholly owned subsidiary entered into an Asset Purchase Agreement (“Contentellect Asset Purchase Agreement”) with Contentellect Limited (“Contentellect”), a Guernsey limited liability company, and Mark Whitman, the sole owner of Contentellect. Pursuant to the Contentellect Asset Purchase Agreement, Onfolio Assets LLC purchased from Contentellect substantially all of Contentellect’s assets utilized in the operation of the business of providing online (i) content writing services (including white label content creation, eBook writing and eCommerce product description writing), (ii) website link building services (including white label link building, HARO link building and SEO outreach services), (iii) social media marketing services, and (iv) virtual assistant services to individuals, businesses and agencies through the website that the domain name www.contentellect.com  points at (the “Contentellect Business”).

The Contentellect Asset Purchase Agreement closed on February 1, 2023. Pursuant to the Contentellect Asset Purchase Agreement, and on the terms and conditions contained therein, at the closing, the Company purchased the Contentellect assets from Contentellect, all as more fully described in the Contentellect Asset Purchase Agreement. The aggregate purchase price for the Contentellect assets of $850,000 was paid in cash at the closing. See Note 4 of our accompanying unaudited consolidated financial statements.

We acquired Contentellect because we already operated three similar businesses (Getmelinks.com, Outreachmama.com and SEOButler.com), and we understand the business model. We also believe that Contentellect adds  a more B2B, enterprise clientele that Getmelinks.com, Outreachmama.com and SEOButler.com lack.

Productized-service businesses such as Contentellect are a large part of our current acquisition strategy, as well as in parallel industries or with parallel offerings, such as marketing services.  As with agencies, Wordpress plugins, and productized services, we anticipate making more acquisitions in the online education space, particularly if they are “biz op” or related to building an income online.

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

Results of Operations

The Company reported a net loss of $1,284,075 for the three months ended March 31, 2023 compared to a net loss of $748,766 for the three months ended March 31, 2022. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Quarter Ended March 31,		$ Change from prior	% Change from prior
	2023	2022	year	year
Revenue, services	$392,401	$117,987	$274,414	233%
Revenue, product sales	959,333	267,936	691,397	258%
Total Revenue	$1,351,734	$385,923	965,811	250%

Revenue increased by $965,811, or 250% for the three months ended March 31, 2023 compared to 2022. The increase is primarily due to revenue from our three acquisitions completed during the fourth quarter of fiscal 2022 and the purchase of Contentellect in Q1 2023, which increased revenue by approximately $1,111,000, including approximately $854,000 in digital product sales. This increase was offset by a decline in website management revenue, and a decline in digital product sales within the Company’s Might Deals subsidiary.

Cost of Revenue

	For the Quarter Ended March 31,		$ Change from	% Change from
	2023	2022	prior year	prior year
Cost of revenue, services	$273,313	$128,339	$144,974	113%
Cost of revenue, product sales	335,208	96,431	238,777	248%
Total Cost of Revenue	608,521	224,770	383,751	171%

Cost of revenue increased by $383,751, or 171% due to the increase resulting from the Company’s recent acquisitions. The Company’s gross profit margins increased in the current period compared to the prior period due to the Company’s efforts to streamline operations and create efficiencies, and due to the increased sales from digital product sales with higher margins. The components most significant to the Company’s cost of revenue are the costs of acquiring new inventory products, the costs of labor for service fulfillment, content creation and website hosting and maintenance costs.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses increased by $898,890, or 113% during the three months March 31, 2023 compared to 2022. The increase was primarily due to an increase in advertising and marketing costs of $458,000 related to the new businesses acquired, amortization expense of $171,000 associated with the acquired intangible assets not present in the comparable period, an increase in contractor and payroll costs of $73,000, increased costs related to being a public company of $149,000.

Our general and administrative expenses consist primarily of consulting related expenses paid to contractors, stock-based compensation, advertising and marketing costs, and other expenses. In the near future, we expect our general and administrative expenses to continue to increase to support business growth. Over the long term, we expect general and administrative expenses to decrease as a percentage of revenue.

Professional Fees and Acquisition Costs

Professional fees increased by $203,953, or 470% during the three months March 31, 2023 compared to 2022 primarily due to increased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $150,614 in acquisition costs during the three months ended March 31, 2023 compared to $77,161 during the three months ended March 31, 2022, which including due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other expense was $67,091 and $8,164 during the three months March 31, 2023 compared to 2022, respectively. The increase in other income was driven by higher interest income on the Company’s increased cash balances from funds raised in the Company’s initial public offering in the third quarter of 2022.

Liquidity and Capital Resources

As of March 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $4,663,522 which was mainly on account of raising capital from sale of common stock and warrants in our IPO of $12,255,470.

Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. Accordingly, management and our auditor have concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 12, 2023 were prepared on a going concern basis, and contemplated the realization of assets and satisfaction of liabilities in the ordinary course of business. We believe that our cash and cash equivalents as of March 31, 2023, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. Management is currently exploring various funding options at this time.

Cash used in operating activities

Net cash used in operating activities was $1,021,969 and $542,460 for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily from the increase general and administrative costs as the Company expanded its operations through its business acquisitions in the past 6 months.

Cash used in investing activities

Net cash used in investing activities was $850,000 and $22,500 for the three months ended March 31, 2023 and 2022, respectively. During the current period, the Company paid $850,000 to acquire the Contentellect Business, and during the comparable period the Company made additional investments in its joint ventures of $22,500.

Cash provided by financing activities

Cash flows used in financing activities was $135,326 for the three months ended March 31, 2023 compared to cash provided by financing activities of $85,177 during the three months ended March 31, 2022. During the 2023 period, we paid $74,994 in dividends to preferred stockholders and made payments totaling $60,332 on notes payable. During the 2022 period, we received $130,000 in cash proceeds by issuing preferred stock to various investors in a private exempted offering, made payments on various notes payable of $21,855 2,968 of dividends on preferred stock, and paid $20,000 towards its investment in JV IV.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

ITEM 1A. RISK FACTORS.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in Part I Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 12, 2023. There have been no material changes to our risk factors from those included therein.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sale of Equity Securities

Our Company recognized $10,000 of stock based compensation expense related to share-based payment awards of a total of 6,250 shares of common stock at $1.60 per share for directors that were not yet issued for services during the three months ended March 31, 2023. The shares are awarded to directors immediately pursuant to the Company’s 2022 Non-Employee Director Compensation Policy whereby, in addition to other compensation, our Company issues $2,500 worth of shares per director at the end of each quarter. This issuance was exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. See Note 7 to our consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included herein:

Exhibit No.	Description of Exhibit
2.1#	Asset Purchase Agreement - Contentellect
3.1#	Amended and Restated Certificate of Incorporation
3.2#	Certificate of Amendment of Certificate of Incorporation
3.3#	Amended and Restated Bylaws
4.1#	Form of Warrant Agent Agreement
4.2#	Form of Warrant Agreement (included in Exhibit 4.1)
4.3#	Form of Representative’s Warrant
4.4#	Form of Stock Certificate
4.5	Warrant - BCP MEDIA, Inc. (incorporated by reference to our Form 8-K filed on 10/19/22)
10.1	Warrant Agency Agreement, dated August 30, 2022, between the Company and VStock Transfer LLC. (incorporated by reference to our Form 8-K filed on 8/30/22)
22.1	List of issuer and guarantor subsidiaries (incorporated by reference to Form 10-K filed on 4/12/23)
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, (SEC File No.: 333-264191) and incorporated herein by reference.

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONFOLIO HOLDINGS, INC.

Date: May 15, 2023	By:	/s/ Dominic Wells
Dominic Wells Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Rob te Braake
Rob to Braake Interim Chief Financial Officer (Principal Financial Officer)

