Form 10-Q
period 2023-06-30
Onfolio Holdings, Inc
filed 2023-08-14
CIK 1825452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of common stock outstanding as of August 11, 2023 was 5,110,195.

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

ITEM 1. FINANCIAL STATEMENTS.

Onfolio Holdings Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30	December 31
	2023	2022
Assets

Current Assets:
Cash and cash equivalents	4,052,355	6,701,122
Accounts receivable, net	106,357	137,598
Inventory	117,983	105,129
Prepaids and other current assets	164,389	212,180
Total Current Assets	4,441,084	7,156,029

Intangible assets	4,185,362	3,864,618
Goodwill	4,243,718	4,209,126
Due from related party	129,526	111,720
Investment in unconsolidated joint ventures, cost method	154,007	154,007
Investment in unconsolidated joint ventures, equity method	277,155	280,326

Total Assets	$13,430,852	$15,775,826

Liabilities and Stockholder’s Equity

Current Liabilities:
Accounts payable and other current liabilities	$352,223	$550,454
Dividends payable	46,620	54,404
Acquisition notes payable	2,416,323	2,456,323
Notes payable	19,215	68,959
Contingent consideration	60,000	60,000
Deferred revenue	247,322	113,251
Total Current Liabilities	3,141,703	3,303,391

Total Liabilities	3,141,703	3,303,391

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 69,660 issued and outstanding at June 30, 2023 and December 31, 2022;	70	70
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,110,195 issued and outstanding at June 30, 2023 and December 31, 2022;	5,110	5,110
Additional paid-in capital	20,434,371	19,950,774
Accumulated other comprehensive income	109,557	96,971
Accumulated deficit	(10,259,959)	(7,580,490)
Total Stockholders' Equity	10,289,149	12,472,435
Total Liabilities and Stockholders' Equity	$13,430,852	$15,775,826

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenue, services	$295,750	$68,143	$688,151	$186,130
Revenue, product sales	1,014,293	289,679	1,973,626	557,615
Total Revenue	1,310,043	357,822	2,661,777	743,745

Cost of revenue, services	129,622	55,416	433,786	183,755
Cost of revenue, product sales	364,850	152,697	669,207	249,127
Total cost of revenue	494,472	208,113	1,102,993	432,882

Gross profit	815,571	149,710	1,558,784	310,863

Operating expenses
Selling, general and administrative	1,572,825	1,035,463	3,192,205	1,769,753
Professional fees	303,443	161,751	627,828	268,383
Impairment of intangible assets	189,937	-	189,937	-
Acquisition costs	57,393	163,307	208,007	240,468
Total operating expenses	2,123,598	1,360,521	4,217,977	2,278,604

Loss from operations	(1,308,027)	(1,210,811)	(2,659,193)	(1,967,741)

Other income (expense)
Equity method income	5,207	6,309	12,095	16,488
Dividend income	247	1,333	1,516	1,718
Interest income (expense), net	2,626	1,144	58,758	(1,256)
Other income	5,822	1,354	8,624	1,354
Impairment of investments	-	(29,557)	-	(29,557)
Loss on sale of asset	-	(34,306)	-	(34,306)
Total other income	13,902	(53,723)	80,993	(45,559)

Loss before income taxes	(1,294,125)	(1,264,534)	(2,578,200)	(2,013,300)

Income tax (provision) benefit	-	-	-	-

Net loss	(1,294,125)	(1,264,534)	(2,578,200)	(2,013,300)

Preferred Dividends	(50,244)	(45,728)	(101,269)	(88,848)
Net loss to common shareholders	$(1,344,369)	$(1,310,262)	$(2,679,469)	$(2,102,148)

Net loss per common shareholder
Basic and diluted	$(0.26)	$(0.56)	$(0.52)	$(0.89)

Weighted average shares outstanding
Basic and diluted	5,110,195	2,355,045	5,110,195	2,354,560

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	Equity

Balance, December 31, 2022	69,660	$70	5,110,195	$5,110	$19,950,774	$(7,580,490)	$96,971	$12,472,435

Stock-based compensation	-	-	-	-	233,355	-	-	233,355
Preferred dividends	-	-	-	-	-	(51,025)	-	(51,025)
Foreign currency translation							(7,481)	(7,481)
Net loss	-	-	-	-	-	(1,284,075)	-	(1,284,075)

Balance, March 31, 2023	69,660	70	5,110,195	5,110	20,184,129	(8,915,590)	89,490	11,363,209

Stock-based compensation	-	-	-	-	250,242	-	-	250,242
Preferred dividends	-	-	-	-	-	(50,244)	-	(50,244)
Foreign currency translation							20,067	20,067
Net loss	-	-	-	-	-	(1,294,125)	-	(1,294,125)

Balance, June 30, 2023	69,660	$70	5,110,195	$5,110	$20,434,371	$(10,259,959)	$109,557	$10,289,149

Balance, December 31, 2021	56,800	$57	2,353,645	$2,354	$6,522,382	$(3,150,988)	$-	$3,373,805

Preferred Shares for cash	5,200	5	-	-	129,995	-	-	130,000
Stock-based compensation	-	-	1,400	1	219,659	-	-	219,660
Preferred dividends	-	-	-	-	-	(43,120)	-	(43,120)
Net loss	-	-	-	-	-	(748,766)	-	(748,766)

Balance, March 31, 2022	62,000	62	2,355,045	2,355	6,872,036	(3,942,874)	-	2,931,579

Preferred Shares for cash	7,460	7	-	-	186,493	-	-	186,500
Stock-based compensation	-	-	1,400	1	240,184	-	-	240,185
Preferred dividends	-	-	-	-	-	(45,728)	-	(45,728)
Net loss	-	-	-	-	-	(1,264,534)	-	(1,264,534)

Balance, June 30, 2022	69,460	$69	2,356,445	$2,356	$7,298,713	$(5,253,136)	$-	$2,048,002

The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

	2023	2022
Cash Flows from Operating Activities
Net loss	$(2,578,200)	$(2,013,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	483,597	459,845
Equity method income	(12,095)	(16,488)
Dividends received from equity method investment	15,266	17,607
Loss on sale of asset	-	34,306
Amortization of intangible assets	361,108	-
Impairment of intangible assets	189,937	-
Net change in:
Accounts receivable	31,241	(23,026)
Inventory	(12,854)	(9,797)
Prepaids and other current assets	47,791	(51,635)
Accounts payable and other current liabilities	(198,231)	72,638
Due to joint ventures	(17,806)	(31,796)
Deferred revenue	134,071	3,980
Due to related parties	-	(480)

Net cash used in operating activities	(1,556,175)	(1,558,146)

Cash Flows from Investing Activities
Proceeds from sale of intangible assets	-	45,694
Cash paid to acquire business	(850,000)	-
Investments in joint ventures	-	(22,500)
Net cash used in investing activities	(850,000)	23,194

Cash Flows from Financing Activities
Proceeds from sale of Series A preferred stock	-	316,500
Payments of preferred dividends	(109,053)	(44,995)
Payment of contribution to joint venture note payable	-	(35,000)
Payments on acquisition note payable	(40,000)	-
Proceeds from notes payable	-	44,000
Payments on note payables	(49,744)	(31,151)

Net cash provided by financing activities	(198,797)	249,354

Effect of foreign currency translation	(43,795)	-

Net Change in Cash	(2,648,767)	(1,285,598)
Cash, Beginning of Period	6,701,122	1,710,318

Cash, End of Period	4,052,355	$424,720

Cash Paid For:
Income Taxes	$-	$-
Interest	$18,836	$1,256

The accompanying notes are an integral part of these consolidated financial statements

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

Onfolio Holdings Inc. (“Company”) was incorporated on July 20, 2020 under the laws of Delaware to acquire and development high-growth and profitable internet businesses. The Company primarily earns revenue through website management, advertising and content placement on its websites, and product sales on certain sites. The Company owns multiple websites and manages websites on behalf of certain unconsolidated entities in which it holds equity interests.

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

On December 8, 2022, the Company created a wholly-owned subsidiaries WP Folio LLC and Proofread Anywhere LLC in the state of Delaware.

On January 20, 2023, the Company created a wholly-owned subsidiary, Contentellect LLC in the state of Delaware.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information an in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 12, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

The current investment in unconsolidated affiliates accounted for under the equity method consists of a 35.8% interest in Onfolio JV IV, LLC (“JV IV”), which is involved in the acquisition, development and operation of websites to produce advertising revenue. The initial value of an investment in an unconsolidated affiliate accounted for under the equity method is recorded at the fair value of the consideration paid.

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

Long-lived Assets

The Company amortizes acquired definite-lived intangible assets over their estimated useful lives. Other indefinite-lived intangible assets are not amortized but subject to annual impairment tests. In accordance with ASC 360 “Property Plant and Equipment,” the Company reviews the carrying value of intangibles subject to amortization and long-lived assets for impairment throughout the year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company primarily earns revenue through website management, digital services, advertising and content placement on its websites, product sales, and digital product sales. Management services revenue is earned and recognized on a monthly basis as the services are provided. Advertising and content revenue is earned and recognized once the content is presented on the Company’s sites in accordance with the customer requirements. Product sales are recognized at the time the product is shipped to the customer. In certain circumstances, products are shipped directly by a supplier to the end customer at the Company’s request. The Company determined that it is the primary obligor in these contracts due to being responsible for fulfilling the customer contract, establishing pricing with the customer, and taking on credit risk from the customer. The Company recognizes revenue from these contracts with customers on a gross basis. Digital product sales represent electronic content that is transferred to the customer at time of purchase. The Company also earns revenue from online course subscriptions that may have monthly or annual subscriptions. In circumstances when a customer purchases an annual subscription upfront, the Company defers the revenue until the performance obligation has been satisfied. As of June 30, 2023, the Company has $247,322 in deferred revenue related to unsatisfied performance obligations that are expected to be recognized during the 12 months following June 30, 2023.

The following table presented disaggregated revenue information for the three and six months ended June 30, 2023 and 2022:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2023	2022	2023	2022
Website management	$30,045	$50,237	$70,657	$116,339
Advertising and content revenue	160,660	17,905	427,281	69,790
Product sales	181,779	202,086	308,490	331,994
Digital Product Sales	937,539	87,594	1,855,349	225,622
Total revenue	$1,310,043	$357,822	$2,661,777	$743,745

The Company does not have any single customer that accounted for greater than 10% of revenue during the three and six months ended June 30, 2023 and 2022.

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

(a)

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of June 30, 2023.

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

Expected Term. - The expected life of stock options granted is based on the actual vesting date and the end of the contractual term.

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

Reclassification

Certain reclassifications have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Company’s results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2023 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However, there is no assurance of additional funding being available.

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

From the period of acquisition of the Contentellect Business through June 30, 2023, the Company generated total revenue and net income of $311,273 and $13,571, respectively.

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

Pursuant to the BCP Asset Purchase Agreement, and subject to the terms and conditions contained therein, BCP Media sold to the Company the purchased assets, all as more fully described in the BCP Asset Purchase Agreement. The purchase price was paid as follows: $4,499,000, plus a warrant to purchase up to 20,000 shares of the Company’s common stock at the price of $4.75 per share, with $2,100,000 paid in cash at the closing and $2,399,000 paid via a promissory note (the “BCP Note”).

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

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three and six months ended June 30, 2023 and 2022 as if the Contentellect Business, BCP Media, BWPS, and SEO Butler acquisitions occurred on January 1, 2022. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Revenue	$1,310,043	$1,315,899	$2,749,810	$3,212,274
Operating loss	(1,060,697)	(1,042,461)	(2,240,428)	(1,203,756)
Net loss	(1,046,795)	(1,093,259)	(2,159,435)	(1,249,237)
Net loss attributable to common shareholders	(1,097,039)	(1,093,259)	(2,260,704)	(1,249,237)
Net loss per common share	$(0.21)	$(0.07)	$(0.44)	$(0.07)
Weighted Average common shares outstanding	5,110,195	2,355,045	5,110,195	2,354,560

NOTE 5 – INVESTMENTS IN JOINT VENTURES

The Company holds various investments in certain joint ventures as described below.

Cost method investments

OnFolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV I and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will received 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 10.91% interest from existing owners for $52,500 in cash, bringing its total equity interest to 13.65%. The management fee to the Company described above was waived for fiscal year ended December 31, 2022 and through the six months ended June 30, 2023, due to lower operating results of JV I.

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision making. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest. Additionally, during the year ending December 31, 2020 the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II during the year ended December 31, 2022. The management fee to the Company described above was waived for fiscal year ended December 31, 2022 and through the six months ended June 30, 2023, due to lower operating results of JV II.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV II investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 recognized during the year ended December 31, 2022 related to the cost basis of JV III. The management fee to the Company described above was reduced to $500 for fiscal year ended December 31, 2022 due to lower operating results of JV III. The management fee to the Company described above was waived for the six months ended June 30, 2023 due to lower operating results of JV II.

OnFolio Groupbuild 1 LLC (“Groupbuild”) was formed on April 22, 2020 under the laws of Delaware. The Company, as manager, is entitled to 20% of the profits of Groupbuild, and an annual management fee of $15,000. The Company was assigned a 20% interest in Groupbuild by the Company’s CEO on August 1, 2020.

Equity Method Investments

OnFolio JV IV, LLC (“JV IV”) was formed on January 3, 2020 under the laws of Delaware. The Company holds an equity interest of 35.8% in JV IV, and is the manager of JV IV. The Company acquired this interest on August 1, 2020 for $290,000 through issuance of a Note payable to the joint venture. The Company paid off the note payable during the year ended December 31, 2022. The manager of JV IV can be removed by a majority vote of the equity holders of JV IV.

The balance sheet of JV IV at June 30, 2023 included total assets of $846,659 and total liabilities of $4,200.  The balance sheet of JV IV at December 31, 2022 included total assets of $855,442 and total liabilities of $4,130. Additionally, the income statement for JV IV for the three and six months ended June 30, 2023 and 2022 included the following:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Revenue	$16,556	$26,285	$22,210	$53,169
Net loss	14,545	17,618	19,241	42,375

The Company recognized equity method income of $12,095 and $16,488 during the six months ended June, 2023 and 2022, respectively, and received dividends from JV IV of $15,266 and $17,607, respectively, which were accounted for as returns on investment.

NOTE 6 – INTANGIBLE ASSETS

The following table represents the balances of intangible assets as of June 30, 2023 and December 31, 2022:

	Estimated life	June 30, 2023	December 31, 2022
Website Domains	Indefinite	$1,118,323	$1,308,260
Website Domains	4 years	1,277,855	424,674
Customer relationships	4-6 years	1,653,133	1,638,502
Trademarks and Tradenames	10 years	480,099	476,010
Non-compete agreements	3 years	143,367	142,004
		4,672,777	3,989,450
Accumulated Amortization - Website domains		(166,533)	(23,834)
Accumulated Amortization - Customer Relationships		(250,282)	(78,514)
Accumulated Amortization - Trademarks / Tradenames		(35,591)	(11,484)
Accumulated Amortization - Non-Compete		(35,009)	(11,000)
Net Intangible		$4,185,362	$3,864,618

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

During the six months ended June 30, 2023, the Company recognized impairment losses of $189,937 of intangible assets.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of June 30, 2023:

For the year ended December 31,	Amount
2023 (6 months remaining)	$395,918
2024	756,419
2025	745,891
2026	635,457
2027	186,562
Thereafter	347,792
Total remaining intangibles amortization	3,067,039

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company’s authorized preferred stock consists of 5,000,000 shares of preferred stock, with a par value of $0.001 per share. On November 20, 2020, the Company designated 1,000,000 shares of Series A Preferred Stock (“Series A”). The Series A has a liquidation preference to all other securities, a liquidation value of $25 per share, receives cumulative dividends payable in cash of 12% per year, payable monthly. The Series A does not have voting rights, except that the Company may not: 1) create any additional class or series of stock, nor any security convertible into stock of the Company that ranks superior to or in parity with the Series A; 2) modify the Series A designation; 3) initiate any dividend other than the declaration or payment of any dividend or distribution payable on the common stock in shares of common stock without approval of at least two-thirds of the holders of the Series A. The Company has the right, but not obligation to redeem the Series A beginning January 1, 2026, at the liquidation value per share plus any unpaid dividends.

During the year ended December 31, 2022, the Company issued 12,860 Series A Preferred Stock in exchange for $321,500 of cash proceeds. During the year ended December 31, 2021, the Company issued 56,600 Series A Preferred Stock in exchange for $1,415,000 of cash proceeds.

During the six months ended June 30, 2023 and 2022, the Company recognized $101,269 and $88,848 in dividends to the Series A shareholders, respectively, and made cash dividend payments of $109,053 and $44,995, respectively. As of June 30, 2023 and December 31, 2022, the company has remaining unpaid dividends of $46,620 and $54,404, respectively.

As of June 30, 2023 and December 31, 2022, there were 69,660 Series A preferred shares outstanding, respectively.

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

On August 25, 2022, the “Company entered into an underwriting agreement with EF Hutton, division of Benchmark Investments, LLC (the “underwriter”), relating to the Company’s initial public offering of units (the “Units”) pursuant to the Company’s registration statement on Form S-1 (File No. 333-264191), under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the underwriting agreement, the Company sold 2,753,750 Units at a public offering price of $5.00 per Unit, with each Unit consisting of one share of common stock, par value $0.001 per share, and two warrants, with each warrant exercisable to purchase one share of common stock, at an exercise price of $5.00 per share. The warrants have the rights as set forth under a warrant agency agreement. The shares of common stock and the warrants were immediately separable and were issued separately.

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

Common Share Awards

During the year ended December 31, 2020, the Company granted a total of 3,233,336 shares to various employees and consultants for services rendered. The Company recognized stock-based compensation expense of $383,328 related to the vesting of the share awards during the six months ended June 30, 2023 and 2022. As of June 30, 2023, the Company expects to recognize an additional $63,920 through the end of the requisite service period for these awards, assuming all shares vest. The requisite service period for these awards is the same as the vesting period for each award. As of June 30, 2023, the awards had a remaining service period of approximately 0.05 years.

The Company also awarded a total of 2,800 shares of common stock to the Company’s four independent members of the Board of Directors, with a fair value of $16,667 based on the most recent price of common stock sold for cash recognized as part of stock-based compensation during the year ended December 31, 2022.

Stock Options

On June 1, 2023, the Company awarded an aggregate of 60,000 options to purchase shares of common stock to the Company’s four independent members of the Board of Directors, with and exercise price of $1.27 The Company estimated fair value of these options to be $0.93 per share using a Black-Scholes option pricing model, and the expense associated with the options will be recognized over the requite service period of 7 months. The fair value of the stock options was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.70%; 3) volatility of 209.7% based on a group of peer group companies; 4) a common stock price of $1.27 based on the most recent common stock sales for cash, and 5) an expected term of five years.

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2022	59,850	$4.15	$9.11
Granted	60,000	0.93	1.27
Exercised	-	-	-
Forfeited and cancelled	(22,661)	(3.69)	(13.68)
Outstanding at June 30, 2023	97,189	$2.25	$6.75
Exercisable at June 30, 2023	68,002	$2.35	$3.33

The weighted average remaining contractual life is approximately 6.75 years for stock options outstanding with no intrinsic value of as of June 30, 2023. The Company recognized stock-based compensation of $80,269 and 59,848 during the six months ended June 30, 2023 and 2022, respectively. The Company expects to recognize an additional $54,783 of compensation cost related to options that are expected to vest.

Common Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2022	6,219,863	$4.21	$5.01
Granted	6,219,863	4.21	5.01
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at June 30, 2023	6,219,863	$4.21	$5.01
Exercisable at June 30, 2023	6,219,863	$4.21	$5.01

The weighted average remaining contractual life is approximately 4.15 years for stock warrants outstanding with no intrinsic value of as of June 30, 2023.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the Joint Ventures that it manages and receives funds on behalf of the joint ventures. As of June 30, 2023 and December 31, 2022 the balances due from the joint ventures were $92,673 and $74,866 included in non-current assets.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of June 30, 2023 and December 31, 2022, the Company was owed $36,854 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties.

NOTE 9 – NOTES PAYABLE

On October 13, 2022, the Company entered into a short term financing agreement with a payment services provider for total principal of $82,490 and received cash proceeds of $73,000. The Company will pay 17% of its daily sales processed through the service provider until the total principal is repaid. As of June 30, 2023 and December 31, 2022 the Company owed $19,215 and $68,959, respectively.

On October 13, 2022, the Company entered in the BCP Note as part of the acquisition of BCP media. The BCP Note has the principal sum of $2,399,000 (and it matures on the one year anniversary from the date of the BCP Note. Interest on the outstanding principal balance of, and all other sums owing under the Loan Amount, is three percent (3%), compounded annually. Upon the occurrence of an Event of Default (as defined in the BCP Note), the Interest Rate automatically increases to the rate of eight percent (8%) per annum, compounded annually. The Loan Amount is payable as follows: (i) commencing on the date that is thirty (30) days from the date of the BCP Note, and continuing monthly on such same day thereafter, the Company shall make an interest only payment to BCP Media equal to $5,997.50per month; and (ii) the entire Loan Amount, together with all accrued but unpaid interest thereon, shall be due and payable on the Maturity Date.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events through August __, 2023, the date these financial statements were available for issuance, and noted the following events requiring disclosures:

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

In the second quarter of 2023, we made significant financial progress that is not necessarily apparent from our financial statements. The highlight of our second quarter performance was a reduction in cash burn from approximately $940,000 in the first quarter of 2023 (excluding Contentellect one-time items) to approximately $600,000 in the second quarter, a 35% improvement. This cash burn was the result of expense reduction, revenue stabilization, and the absence of one-time costs that were present in the first quarter of 2023.

Revenue in the second quarter was down slightly from the first quarter of 2023.  Operating expenses in the second quarter increased largely due to the reclassification of some costs from Cost of Revenue to Operating Expenses and the$189,000 non-cash impairment charge from the write-off of some of our smaller assets. When accounting for those items, the financial progress from previous quarters becomes more clear.  Management believes that the cash burn is currently the most important metric to assess our operating efficiency and progress.

In Q4 2022 and Q1 2023, we completed significant acquisitions, so in Q2 2023 we focused on improving our platform infrastructure (which means improving our central team’s ability to integrate acquisitions, perform due diligence, understand efficient capital allocation, and plan for the future), as well as continued efforts to control and/or reduce costs. We believe we have made substantial progress in this area of our operations.

Looking ahead to Q3 2023, we continue to focus on increasing revenue and controlling costs and aim to continue our upward trend towards profitability.

We currently face two key questions. One is:  Can we reach profitability without issuing further equity and diluting shareholders? The other question is whether we can successfully acquire businesses and integrate them into our portfolio. Said another way, do our acquisitions perform well after the deal has closed?

Since the start of the year, we have been exploring various options available for reaching profitability without diluting shareholders. The options rely on a few key levers. 1.) Organic growth of acquired and existing businesses. 2.) Expense reduction 3.) Non-dilutive financing.

We have made progress in all 3 areas, particularly 1 + 2. For part 3, we are pursuing options available to us, but so far have not closed on any of the options as the options are not on attractive enough terms.

We also see a potential path to reaching profitability without raising debt, which relies on revenue growth and continued cost control. Q2 was a period where we focused strongly on these 2 areas, and started to see results. We do not aggressively pursue revenue growth at all costs, but rather we aim for low-risk, profitable growth of our existing businesses.

For financing, when the right terms are presented to us, we will take on that capital, as there are still numerous acquisition targets in our pipeline.

In terms of the second question about our ability to successfully operate businesses post-acquisition, Q2 was another positive quarter, where we saw continued progress with our post-IPO acquisitions. Our goal is for a business to be either steady or growing within 6 months after we acquire it (there is typically a dip in the transition period as we bring in new leadership and various improvements), and we are pleased with the results we’ve seen thus far.

Asset Purchase Agreement - Contentellect Limited

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors at a portfolio company level:

●	our ability to acquire new customers or retain existing customers and grow revenue;

●	our ability to offer competitive product pricing and control expenses;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Results of Operations

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

The Company reported a net loss of $1,294,125 for the three months ended June 30, 2023 compared to a net loss of $1,264,534 for the three months ended June 30, 2022. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Quarter Ended June 30,		$ Change from prior	% Change from prior
	2023	2022	year	year
Revenue, services	$295,750	$68,143	$227,607	334%
Revenue, product sales	1,014,293	289,679	724,614	250%
Total Revenue	$1,310,043	$357,822	952,221	266%

Revenue increased by $952,221, or 266% for the three months ended June 30, 2023 compared to 2022. The increase is primarily due to revenue from our three acquisitions completed during the fourth quarter of fiscal 2022 and the purchase of Contentellect in Q1 2023, which combined increased revenue by approximately $1,036,000, including approximately $789,000 in digital product sales. This increase was offset by a decline in website management revenue, and a decline in digital product sales within the Company’s Mighty Deals subsidiary.

Cost of Revenue

	For the Quarter Ended June 30,		$ Change from	% Change from
	2023	2022	prior year	prior year
Cost of revenue, services	$129,622	$55,416	$74,206	134%
Cost of revenue, product sales	364,850	152,697	212,153	139%
Total Cost of Revenue	494,472	208,113	286,359	138%

Cost of revenue increased by $286,359, or 138% due to the increase resulting from the Company’s recent acquisitions. The Company’s gross profit margins increased in the current period compared to the prior period due to the Company’s efforts to streamline operations and create efficiencies, and due to the increased sales from digital product sales with higher margins in the new businesses. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

General and Administrative

General and Administrative expenses increased by $537,362, or 52% during the three months June 30, 2023 compared to 2022. The increase was primarily due to an increase in advertising and marketing costs of $290,000 related to the new businesses acquired, amortization expense of $190,000 associated with the acquired intangible assets not present in the comparable period, a $128,000 increase in other general and administrative costs including stock-based compensation, travel, merchant fees, and increased costs related to being a public company of $93,000, including insurance and director fees. Contractor and payroll costs declined by $141,000 as a result of the Company’s efficiency efforts.

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

Impairment Loss

During the three months ended June 30, 2023, the Company recognized impairment losses of $189,937 of intangible asset related to lower performing sites, including Pretty Neat Creative, operating under Onfolio Crafts LLC. Management has a process to evaluate the viability and profitability of each business. If and when management concludes that a business has a significantly reduced future value, management will assess the asset for possible impairment in the fiscal quarter management reaches that conclusion.

Professional Fees and Acquisition Costs

Professional fees increased by $141,692, or 88% during the three months June 30, 2023 compared to 2022 primarily due to increased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $57,393 in acquisition costs during the three months ended June 30, 2023 compared to $163,307 during the three months ended June 30, 2022, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other income was $13,902 during the three months June 30, 2023 compared to other expense of $53,723 during the three months June 30, 2022. The increase in other income was driven by higher interest income on the Company’s increased cash balances from funds raised in the Company’s initial public offering in the third quarter of 2022. As compared to impairment losses and a loss on sale of assets during 2022.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

The Company reported a net loss of $2,578,200 for the six months ended June 30, 2023 compared to a net loss of $2,013,300 for the six months ended June 30, 2022. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Quarter Ended June 30,		$ Change from prior	% Change from prior
	2023	2022	year	year
Revenue, services	$688,151	$186,130	$502,021	270%
Revenue, product sales	1,973,626	557,615	1,416,011	254%
Total Revenue	$2,661,777	$743,745	1,918,032	258%

Revenue increased by $1,918,032, or 258% for the six months ended June 30, 2023 compared to 2022. The increase is primarily due to revenue from our three acquisitions completed during the fourth quarter of fiscal 2022 and the purchase of Contentellect in Q1 2023, which increased revenue by approximately $1,610,000, including approximately $1,044,000 in digital product sales. This increase was offset by a decline in website management revenue, and a decline in digital product sales within the Company’s Might Deals subsidiary.

Cost of Revenue

	For the Quarter Ended June 30,		$ Change from	% Change from
	2023	2022	prior year	prior year
Cost of revenue, services	$433,786	$183,755	$250,031	136%
Cost of revenue, product sales	669,207	249,127	420,080	169%
Total Cost of Revenue	1,102,993	432,882	670,111	155%

Cost of revenue increased by $670,111, or 155% due to the increase resulting from the Company’s recent acquisitions. The Company’s gross profit margins increased in the current period compared to the prior period due to the Company’s efforts to streamline operations and create efficiencies, and due to the increased sales from digital product sales with higher margins. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

General and Administrative

General and Administrative expenses increased by $1,422,452, or 80% during the six months June 30, 2023 compared to 2022. The increase was primarily due to an increase in advertising and marketing costs of $738,000 related to the new businesses acquired, amortization expense of $361,000 associated with the acquired intangible assets not present in the comparable period, a $163,000 increase in other general and administrative costs including stock-based compensation, travel, merchant fees, and increased costs related to being a public company of $242,000.

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

Impairment Loss

During the three months ended June 30, 2023, the Company recognized impairment losses of $189,937 of intangible asset related to lower performing sites including Pretty Neat Creative, operating under Onfolio Crafts LLC. Management has a process to evaluate the viability and profitability of each business.  If and when management concludes that a business has a significantly reduced future value, management will assess the asset for possible impairment in the fiscal quarter management reaches that conclusion.

Professional Fees and Acquisition Costs

Professional fees increased by $359,445, or 134% during the six months June 30, 2023 compared to 2022 primarily due to increased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $208,007 in acquisition costs during the six months ended June 30, 2023 compared to $240,468 during the six months ended June 30, 2022, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other income was $80,993 during the six months June 30, 2023 compared to other expense of $45,559 during the six months June 30, 2022. The increase in other income was driven by higher interest income on the Company’s increased cash balances from funds raised in the Company’s initial public offering in the third quarter of 2022. As compared to impairment losses and a loss on sale of assets during 2022.

Liquidity and Capital Resources

As of June 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $4,052,355 which was mainly on account of raising capital from sale of common stock and warrants in our IPO of $12,255,470.

Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. Accordingly, management and our auditor have concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 12, 2023 were prepared on a going concern basis, and contemplated the realization of assets and satisfaction of liabilities in the ordinary course of business. We believe that our cash and cash equivalents as of June 30, 2023, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Cash used in operating activities

Net cash used in operating activities was $1,556,175 and $1,558,146 for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily from the increase general and administrative costs as the Company expanded its operations through its business acquisitions in the past 6 months.

Cash used in investing activities

Net cash used in investing activities was $850,000 for the six months ended June 30, 2023 and net cash provided by investing activities was $23,194 for the six months ended June 30, 2022, respectively. During the current period, the Company paid $850,000 to acquire the Contentellect Business, and during the comparable period the Company made additional investments in its joint ventures of $22,500 offset by the sale of an intangible asset for proceeds of $45,694.

Cash used in/provided by financing activities

Cash flows used in financing activities was $198,797 for the six months ended June 30, 2023 compared to cash provided by financing activities of $249,354 during the six months ended June 30, 2022. During the 2023 period, we paid $109,053 in dividends to preferred stockholders and made payments totaling $89,744 on notes payable. During the 2022 period, we received $316,000 in cash proceeds by issuing preferred stock to various investors in a private exempted offering and received cash proceeds of $44,000 from notes payable, made payments on various notes payable of $31,151, paid $44,995 of dividends on preferred stock, and paid $35,000 towards its investment in various JVs.

Critical Accounting Policies

The following are the Company’s critical accounting policies:

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

None.

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

ONFOLIO HOLDINGS INC.

Date: August 11, 2023	By:	/s/ Dominic Wells
Dominic Wells Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Rob te Braake
Rob to Braake Interim Chief Financial Officer (Principal Financial Officer)

