Form 10-Q
period 2023-09-30
Onfolio Holdings, Inc
filed 2023-11-14
CIK 1825452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of common stock outstanding as of November 14, 2023 was 5,110,195.

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

Examples of forward-looking statements include, but are not limited to:

●	the anticipated timing of the development of future products or services;
●	projections of costs, revenue, earnings, capital structure and other financial items;
●	statements of our plans and objectives;
●	statements regarding the capabilities of our business operations;
●	statements of expected future economic performance;
●	statements regarding competition in our market; and
●	assumptions underlying statements regarding us or our business.

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

●

our ability to raise additional capital or additional funding to further develop and expand our business to meet our long-term business objectives. We have limited revenues and we cannot predict when or if we will achieve significant revenues and sustained profitability;

●	our ability to achieve significant revenues and sustained profitability;
●	changes in customer demand;
●	our ability to develop our brands cost-effectively, to attract new customers and retain customers on a cost-effective basis;
●	our ability to compete in the markets in which our website participate;
●	our ability to make strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
●	our ability to continue to successfully manage our websites on a combined basis;
●	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
●	the occurrence of hostilities, political instability or catastrophic events and wars;
●	Our ability to maintain the listing or trading of our common stock and warrants on the NASDAQ Capital Market and the potential impact on our business if we fail to do so;
●	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment;
●	other risks to which our Company is subject; and
●	other factors beyond the Company’s control.

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

ITEM 1. FINANCIAL STATEMENTS.

Onfolio Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30	December 31
	2023	2022
Assets

Current Assets:
Cash and cash equivalents	$3,373,178	$6,701,122
Accounts receivable, net	97,522	137,598
Inventory	114,492	105,129
Prepaids and other current assets	121,557	212,180
Total Current Assets	3,706,749	7,156,029

Intangible assets	3,280,243	3,864,618
Goodwill	1,165,636	4,209,126
Due from related party	156,952	111,720
Investment in unconsolidated joint ventures, cost method	154,007	154,007
Investment in unconsolidated joint ventures, equity method	274,774	280,326

Total Assets	$8,738,361	$15,775,826

Liabilities and Stockholder’s Equity

Current Liabilities:
Accounts payable and other current liabilities	$431,189	$550,454
Dividends payable	49,341	54,404
Acquisition notes payable	2,416,323	2,456,323
Notes payable	-	68,959
Contingent consideration	60,000	60,000
Deferred revenue	228,960	113,251
Total Current Liabilities	3,185,813	3,303,391

Total Liabilities	3,185,813	3,303,391

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 69,660 issued and outstanding at September 30, 2023 and December 31, 2022;	70	70
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,110,195 issued and outstanding at September 30, 2023 and December 31, 2022;	5,110	5,110
Additional paid-in capital	20,520,807	19,950,774
Accumulated other comprehensive income	73,910	96,971
Accumulated deficit	(15,047,349)	(7,580,490)
Total Stockholders' Equity	5,552,548	12,472,435

Total Liabilities and Stockholders' Equity	$8,738,361	$15,775,826

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue, services	$433,490	$59,032	$1,121,641	$245,162
Revenue, product sales	879,821	293,268	2,853,447	850,883
Total Revenue	1,313,311	352,300	3,975,088	1,096,046

Cost of revenue, services	218,063	100,961	651,849	284,716
Cost of revenue, product sales	247,533	115,883	916,740	365,010
Total cost of revenue	465,596	216,844	1,568,589	649,726

Gross profit	847,715	135,457	2,406,499	446,320

Operating expenses
Selling, general and administrative	1,532,152	974,998	4,724,357	2,744,751
Professional fees	216,082	148,649	843,910	417,032
Impairment of intangible assets	3,762,579	-	3,952,516	-
Acquisition costs	77,525	-	285,532	240,468
Total operating expenses	5,588,338	1,123,647	9,806,315	3,402,251

Loss from operations	(4,740,623)	(988,190)	(7,399,816)	(2,955,931)

Other income (expense)
Equity method income	2,826	9,568	14,921	26,056
Dividend income	94	574	1,610	2,292
Interest income (expense), net	10,231	(2,739)	68,989	(3,995)
Other income	(5,687)	11,091	2,937	12,445
Impairment of investments	-	-	-	(29,557)
Loss on sale of asset	-	-	-	(34,306)
Total other income	7,464	18,494	88,457	(27,065)

Loss before income taxes	(4,733,159)	(969,696)	(7,311,359)	(2,982,996)

Income tax (provision) benefit	-	-	-	-

Net loss	(4,733,159)	(969,696)	(7,311,359)	(2,982,996)

Preferred Dividends	(54,231)	-	(155,500)	(88,848)
Net loss to common shareholders	$(4,787,390)	$(1,310,262)	$(7,466,859)	$(3,071,844)

Net loss per common shareholder
Basic and diluted	$(0.94)	$(0.30)	$(1.46)	$(1.15)

Weighted average shares outstanding
Basic and diluted	5,110,195	3,284,339	5,110,195	2,675,634

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended Sept 30, 2023 and 2022
(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2022	69,660	$70	5,110,195	$5,110	$19,950,774	$(7,580,490)	$96,971	$12,472,435

Stock-based compensation	-	-	-	-	233,355	-	-	233,355
Preferred dividends	-	-	-	-	-	(51,025)	-	(51,025)
Foreign currency translation							(7,481)	(7,481)
Net loss	-	-	-	-	-	(1,284,075)	-	(1,284,075)

Balance, March 31, 2023	69,660	70	5,110,195	5,110	20,184,129	(8,915,590)	89,490	11,363,209

Stock-based compensation	-	-	-	-	250,242	-	-	250,242
Preferred dividends	-	-	-	-	-	(50,244)	-	(50,244)
Foreign currency translation							20,067	20,067
Net loss	-	-	-	-	-	(1,294,125)	-	(1,294,125)

Balance, June 30, 2023	69,660	70	5,110,195	5,110	20,434,371	(10,259,959)	109,557	10,289,149

Stock-based compensation	-	-	-	-	86,436	-	-	86,436
Preferred dividends	-	-	-	-	-	(54,231)	-	(54,231)
Foreign currency translation							(35,647)	(35,647)
Net loss	-	-	-	-	-	(4,733,159)	-	(4,733,159)

Balance, September 30, 2023	69,660	$70	5,110,195	$5,110	$20,520,807	$(15,047,349)	$73,910	$5,552,548

Balance, December 31, 2021	56,800	$57	2,353,645	$2,354	$6,522,382	$(3,150,988)	$-	$3,373,805

Preferred Shares for cash	5,200	5	-	-	129,995	-	-	130,000
Stock-based compensation	-	-	1,400	1	219,659	-	-	219,660
Preferred dividends	-	-	-	-	-	(43,120)	-	(43,120)
Net loss	-	-	-	-	-	(748,766)	-	(748,766)

Balance, March 31, 2022	62,000	62	2,355,045	2,355	6,872,036	(3,942,874)	-	2,931,579

Preferred Shares for cash	7,460	7	-	-	186,493	-	-	186,500
Stock-based compensation	-	-	1,400	1	240,184	-	-	240,185
Preferred dividends	-	-	-	-	-	(45,728)	-	(45,728)
Net loss	-	-	-	-	-	(1,264,534)	-	(1,264,534)

Balance, June 30, 2022	69,460	69	2,356,445	2,356	7,298,713	(5,253,136)	-	2,048,002

Preferred Shares for cash	200	1	-	-	4,999	-	-	5,000
Common Stock issued – initial public offering	-	-	2,753,750	2,754	12,252,716	-	-	12,255,470
Stock-based compensation	-	-	-	-	247,706	-	-	247,706
Preferred dividends	-	-	-	-	-	(48,457)	-	(48,457)
Net loss	-	-	-	-	-	(969,696)	-	(1,264,534)

Balance, September 30, 2022	69,660	$70	5,110,195	$5,110	$19,804,134	$(6,271,289)	$-	$2,048,002

Onfolio Holdings, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	2023	2022
Cash Flows from Operating Activities
Net loss	$(7,311,359)	$(2,982,996)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	570,033	701,551
Equity method income	(14,921)	(26,056)
Dividends received from equity method investment	20,473	23,915
Loss on sale of asset	-	34,306
Amortization of intangible assets	549,914	-
Impairment of intangible assets	3,952,516	-
Net change in:
Accounts receivable	40,076	(4,491)
Inventory	(9,363)	4,058
Prepaids and other current assets	90,623	(120,214)
Accounts payable and other current liabilities	(119,265)	39,163
Due to joint ventures	(45,232)	(26,561)
Deferred revenue	115,709	(21,802)
Due to related parties	-	(480)

Net cash used in operating activities	(2,160,796)	(2,373,607)

Cash Flows from Investing Activities
Proceeds from sale of intangible assets	-	45,694
Cash paid to acquire business	(850,000)	-
Investments in joint ventures	-	(22,500)
Net cash used in investing activities	(850,000)	23,194

Cash Flows from Financing Activities
Proceeds from sale of Series A preferred stock	-	321,500
Proceeds from sale of common stock		12,255,470
Payments of preferred dividends	(160,563)	(91,264)
Payment of contribution to joint venture note payable	-	(215,000)
Payments on acquisition note payable	(40,000)	-
Proceeds from notes payable	-	44,000
Payments on note payables	(68,959)	(59,228)

Net cash provided by financing activities	(269,522)	12,255,478

Effect of foreign currency translation	(47,626)	-

Net Change in Cash	(3,327,944)	9,905,065
Cash, Beginning of Period	6,701,122	1,710,318

Cash, End of Period	$3,373,178	$11,615,383

Cash Paid For:
Income Taxes	$-	$-
Interest	$61,141	$5,493

The accompanying notes are an integral part of these consolidated financial statements

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information an in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 12, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

The Company primarily earns revenue through website management, digital services, advertising and content placement on its websites, product sales, and digital product sales. Management services revenue is earned and recognized on a monthly basis as the services are provided. Advertising and content revenue is earned and recognized once the content is presented on the Company’s sites in accordance with the customer requirements. Product sales are recognized at the time the product is shipped to the customer. In certain circumstances, products are shipped directly by a supplier to the end customer at the Company’s request. The Company determined that it is the primary obligor in these contracts due to being responsible for fulfilling the customer contract, establishing pricing with the customer, and taking on credit risk from the customer. The Company recognizes revenue from these contracts with customers on a gross basis. Digital product sales represent electronic content that is transferred to the customer at time of purchase. The Company also earns revenue from online course subscriptions that may have monthly or annual subscriptions. In circumstances when a customer purchases an annual subscription upfront, the Company defers the revenue until the performance obligation has been satisfied. As of September 30, 2023, the Company has $228,960 in deferred revenue related to unsatisfied performance obligations that are expected to be recognized during the 12 months following September 30, 2023.

The following table presented disaggregated revenue information for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2023	2022	2023	2022
Website management	$30,921	$54,637	$101,578	$170,976
Advertising and content revenue	592,782	4,396	1,020,063	74,186
Product sales	179,764	196,190	488,254	528,185
Digital Product Sales	509,844	97,077	2,365,193	322,699
Total revenue	$1,313,311	$352,300	$3,975,088	$1,096,046

The Company does not have any single customer that accounted for greater than 10% of revenue during the three and nine months ended September 30, 2023 and 2022.

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

(a)

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of September 30, 2023.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2023 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However, there is no assurance of additional funding being available.

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

From the period of acquisition of the Contentellect Business through September 30, 2023, the Company generated total revenue and net loss of $489,884 and $169, respectively.This net loss is inclusive of $141,667 Amortization expenses

SEO Butler Acquisition

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

BWPS Acquisition

On October 3, 2022, the Company entered into an Asset Purchase Agreement (“BWPS Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“Hoang”). Pursuant to the BWPS Asset Purchase Agreement, the Company will purchase from Hoang, substantially all of the Seller’s assets utilized in the operation of the business of providing a suite of optimization, customization, privacy and security products and services for WordPress websites (“WordPress Websites Business”), with the core Business offerings consisting of (i) the WordPress plugin known as PREVENT DIRECT ACCESS available via the website preventdirectaccess.com, and (ii) the WordPress plugin known as PASSWORD PROTECT WORDPRESS available via the website passwordprotectwp.com.

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

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 as if the Contentellect Business, BCP Media, BWPS, and SEO Butler acquisitions occurred on January 1, 2022. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Revenue	$1,313,311	$2,843,468	$4,063,121	$4,739,843
Operating loss	(909,373)	(2,004,142)	(3,149,802)	(2,165,437)
Net loss	(901,909)	(2,049,922)	(3,061,345)	(2,205,900)
Net loss attributable to common shareholders	(956,140)	(2,049,922)	(3,216,845)	(2,205,900)
Net loss per common share	$(0.19)	$(0.07)	$(0.63)	$(0.82)
Weighted Average common shares outstanding	5,110,195	3,284,339	5,110,195	2,675,634

Impairment of Goodwill

During the nine months ended September 30, 2023, the Company recognized total goodwill impairment expense of $3,062,579 related to the above acquisitions, as a result of lower than expected revenues.

NOTE 5 – INVESTMENTS IN JOINT VENTURES

The Company holds various investments in certain joint ventures as described below.

Cost method investments

OnFolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV I and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will received 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 10.91% interest from existing owners for $52,500 in cash, bringing its total equity interest to 13.65%. The management fee to the Company described above was waived for fiscal year ended December 31, 2022 and through the nine months ended September 30, 2023, due to lower operating results of JV I.

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision making. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest. Additionally, during the year ending December 31, 2020 the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II during the year ended December 31, 2022. The management fee to the Company described above was waived for fiscal year ended December 31, 2022 and through the nine months ended September 30, 2023, due to lower operating results of JV II.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV II investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 recognized during the year ended December 31, 2022 related to the cost basis of JV III. The management fee to the Company described above was reduced to $500 for fiscal year ended December 31, 2022 due to lower operating results of JV III. The management fee to the Company described above was waived for the nine months ended September 30, 2023 due to lower operating results of JV II.

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

The balance sheet of JV IV at September 30, 2023 included total assets of $839,834 and total liabilities of $4,025.  The balance sheet of JV IV at December 31, 2022 included total assets of $855,442 and total liabilities of $4,130. Additionally, the income statement for JV IV for the three and nine months ended September 30, 2023 and 2022 included the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Revenue	$9,404	$28,008	$48,169	$81,777
Net income	7,895	26,740	41,680	69,115

The Company recognized equity method income of $14,921 and $26,056 during the nine months ended September 30, 2023 and 2022, respectively, and received dividends from JV IV of $20,473 and $23,915, respectively, which were accounted for as returns on investment.

NOTE 6 – INTANGIBLE ASSETS

The following table represents the balances of intangible assets as of September 30, 2023 and December 31, 2022:

	Estimated life	September 30, 2023	December 31, 2022
Website Domains	Indefinite	$418,323	$1,308,260
Website Domains	4 years	1,275,285	424,674
Customer relationships	4-6 years	1,641,313	1,638,502
Trademarks and Tradenames	10 years	476,796	476,010
Non-compete agreements	3 years	142,265	142,004
		3,953,982	3,989,450
Accumulated Amortization - Website domains		(245,756)	(23,834)
Accumulated Amortization - Customer Relationships		(334,130)	(78,514)
Accumulated Amortization - Trademarks / Tradenames		(47,265)	(11,484)
Accumulated Amortization - Non-Compete		(46,588)	(11,000)
Net Intangible		$3,280,243	$3,864,618

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

On February 1, 2023, the Company closed on its acquisition of the Contentellect Business, and allocated the entire $850,000 purchase price to domain name assets with an estimated life of 4 years.

During the nine months ended September 30, 2023, the Company recognized impairment losses of $3,952,516 of intangible assets.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of September 30, 2023:

Schedule of Future Minimum Annual Lease Commitments Under Operating Leases

For the year ended December 31,	Amount
2023 (3 months remaining)	$231,355
2024	756,419
2025	742,377
2026	628,664
2027	186,562
Thereafter	316,543
Total remaining intangibles amortization	2,861,920

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

During the nine months ended September 30, 2023 and 2022, the Company recognized $155,500 and $88,848 in dividends to the Series A shareholders, respectively, and made cash dividend payments of $160,563 and $91,264, respectively. As of September 30, 2023 and December 31, 2022, the company has remaining unpaid dividends of $49,341 and $54,404, respectively.

As of September 30, 2023 and December 31, 2022, there were 69,660 Series A preferred shares outstanding, respectively.

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

Common Share Awards

During the year ended December 31, 2020, the Company granted a total of 3,233,336 shares to various employees and consultants for services rendered. The Company recognized stock-based compensation expense of $447,248 and $574,992 related to the vesting of the share awards during the nine months ended September 30, 2023 and 2022. As of September 30, 2023, all shares have vested and there is no additional expense to recognize.

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

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2022	59,850	$4.15	$9.11
Granted	60,000	0.93	1.27
Exercised	-	-	-
Forfeited and cancelled	(22,661)	(3.69)	(13.68)
Outstanding at September 30, 2023	97,189	$2.25	$3.21
Exercisable at September 30, 2023	81,932	$2.35	$3.23

The weighted average remaining contractual life is approximately 6.50 years for stock options outstanding with no intrinsic value of as of September 30, 2023. The Company recognized stock-based compensation of $102,786 and 91,786 during the nine months ended September 30, 2023 and 2022, respectively. The Company expects to recognize an additional $32,267 of compensation cost related to options that are expected to vest.

Common Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2022	6,219,863	$4.21	$5.01
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at September 30, 2023	6,219,863	$4.21	$5.01
Exercisable at September 30, 2023	6,219,863	$4.21	$5.01

The weighted average remaining contractual life is approximately 3.89 years for stock warrants outstanding with no intrinsic value of as of September 30, 2023.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the Joint Ventures that it manages and receives funds on behalf of the joint ventures. As of September 30, 2023 and December 31, 2022 the balances due from the joint ventures were $119,958 and $74,866 included in non-current assets.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of September 30, 2023 and December 31, 2022, the Company was owed $36,994 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties.

NOTE 9 – NOTES PAYABLE

On October 13, 2022, the Company entered into a short term financing agreement with a payment services provider for total principal of $82,490 and received cash proceeds of $73,000. The Company will pay 17% of its daily sales processed through the service provider until the total principal is repaid. As of September 30, 2023 and December 31, 2022 the Company owed $0 and $68,959, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events through November 14, 2023, the date these financial statements were available for issuance, and noted the following events requiring disclosures:

Subsequent to September 30, 2023, the Company repaid $2,399,000 towards the BCP Note principal balance according to its scheduled due date of October 15.

Beginning on October 2, 2023 to date, the Company sold 24,000 shares of its Series A preferred stock for total proceeds of $600,000. The Company relied upon Rule 506(c) of Regulation D, Regulation S and Section 4(a)(5) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were provided in connection with the sales of the Series A Preferred shares.

On October 25, 2023, the Company received a written notification (the “Notice”) from the Listing Qualifications Staff of The NASDAQ Stock Market (“NASDAQ”) stating that the Company is not in compliance with NASDAQ Listing Rule 5550(a)(2) because for the last 30 consecutive business days the closing bid price of the Company’s common stock was below the $1.00 per share minimum required for continued listing on NASDAQ. The Notice has no immediate effect on the listing or trading of the Company’s common stock on the NASDAQ Capital Market.

As stated in the Notice, NASDAQ Listing Rules provide the Company a compliance period of 180 calendar days (i.e., until April 22, 2024) in which to regain compliance, and the Company will regain compliance if the closing bid price of its common stock is $1.00 per share or higher for a minimum period of ten consecutive business days during this compliance period. In the event the Company does not regain compliance, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, NASDAQ will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the staff of NASDAQ that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, NASDAQ will provide notice that its securities will be subject to delisting.

The Company intends to continue to monitor the closing bid price of its common stock and to assess its options for maintaining the listing of its common stock on the Nasdaq Capital Market. The Company will consider all available options to regain compliance with the minimum bid price requirement.

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

Onfolio Holdings Inc. was incorporated on July 20, 2020 under the laws of Delaware to acquire and develop high-growth and profitable websites. Unless the context otherwise requires, all references to "our Company,” "we,” "our” or "us” and other similar terms means Onfolio Holdings Inc., a Delaware corporation, and our wholly owned subsidiaries.

Revenue in September was slightly subdued, but our gross margins continued to improve as a result of our ongoing commitment to optimize and strategically streamline our operations.

In the third quarter of 2023, we reopened our non-dilutive Series A preferred stock offering to qualified investors, successfully raising approximately $600,000 in October 2023. To date, our Series A preferred stock offering remains open.  We expect to continue to raise additional capital pursuant to this offering, but we cannot assure you that we will be successful in doing so.

In October 2023 we paid in full the $2.39 million promissory note due to BCP Media, which will now enable us to maintain a debt-free balance sheet, exclusive of accounts payable, deferred revenue and other regular operational liabilities. This $2.39 million note payment significantly decreased our cash balance, and given our Company’s recurring losses from operations and negative cash flows from operations, we will need to raise additional operating capital through equity financing, debt financing or a combination of both. As stated above, our Series A preferred stock offering remains open and we expect to continue to raise additional capital pursuant to that offering. However, we cannot assure you that we will be successful in raising any debt or equity capital, and our failure to do so would have an adverse effect on our operating results and our ability to continue to as a going concern.

In the course of our regular financial review and in compliance with ASC350, we conducted a thorough reassessment of our portfolio of subsidiaries, their performance and recent market developments. Based on this review, which considered factors such as the financial landscape, the evolving M&A dynamics in this landscape, and prevailing market conditions, we have determined that the carrying value of certain subsidiaries no longer reflects their recoverable amount.

Consequently, we have recognized an impairment loss related to four of our subsidiaries. This decision reflects changes in their operating and economic environments, which have been evaluated to align with our commitment to maintaining financial transparency and shareholder trust.

The impairment of these assets does not reflect on the overall strategic direction of Onfolio. We remain focused on leveraging the strengths of our portfolio and are committed to taking necessary measures to enhance shareholder value and ensure the long-term vitality of our operations.

In our ongoing commitment to financial sustainability, we implemented further measures at the end of Q3 to reduce our expenses, as announced on October 26, 2023. These measures are anticipated to result in substantial monthly savings of approximately $85,000 to $90,000. We are consistently exploring further avenues to minimize overhead and enhance the operational and financial performance of our portfolio.

We are also actively pursuing accretive acquisitions that contribute positively to our bottom line. We anticipate the upcoming quarters to be transformative as we relentlessly and meticulously focus on reducing expenses, growing revenues, and steering our Company towards financial profitability.

Management is dedicated to continuous improvement, pursuit of growth, and commitment to our shareholders.

Recent Developments

On October 25, 2023, the Company received a written notification (the “Notice”) from the Listing Qualifications Staff of The NASDAQ Stock Market (“NASDAQ”) stating that the Company is not in compliance with NASDAQ Listing Rule 5550(a)(2) because for the last 30 consecutive business days the closing bid price of the Company’s common stock was below the $1.00 per share minimum required for continued listing on NASDAQ. The Notice has no immediate effect on the listing or trading of the Company’s common stock on the NASDAQ Capital Market.

As stated in the Notice, NASDAQ Listing Rules provide the Company a compliance period of 180 calendar days (i.e., until April 22, 2024) in which to regain compliance, and the Company will regain compliance if the closing bid price of its common stock is $1.00 per share or higher for a minimum period of ten consecutive business days during this compliance period. In the event the Company does not regain compliance, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, NASDAQ will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the staff of NASDAQ that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, NASDAQ will provide notice that its securities will be subject to delisting.

The Company intends to continue to monitor the closing bid price of its common stock and to assess its options for maintaining the listing of its common stock on the Nasdaq Capital Market. The Company will consider all available options to regain compliance with the minimum bid price requirement.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors at a portfolio company level:

•	our ability to acquire new customers or retain existing customers and grow revenue;

•	our ability to offer competitive product pricing and control expenses;

•	our ability to broaden product offerings;

•	industry demand and competition;

•	our ability to leverage technology and use and develop efficient processes;

•	our ability to attract and retain talented employees;

•	our ability to identify and acquire companies at reasonable prices and terms;

•	our ability to reduce and control corporate overhead; and

•	market conditions and our market position.

Results of Operations

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

The Company reported a net loss of $4,733,159 for the three months ended September 30, 2023 compared to a net loss of $969,696 for the three months ended September 30, 2022. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Quarter Ended September 30,		$ Change from prior	% Change from prior
	2023	2022	year	year
Revenue, services	$431,196	$59,032	$372,164	630%
Revenue, product sales	882,115	293,268	588,847	201%
Total Revenue	$1,313,311	$352,300	961,011	273%

Revenue increased by $961,011, or 273% for the three months ended September 30, 2023 compared to 2022. The increase is primarily due to revenue from our three acquisitions completed during the fourth quarter of fiscal 2022 and the purchase of Contentellect in Q1 2023, which together increased revenue by approximately $1,054,000, including approximately $720,000 in digital product sales. This increase was partially offset by a decline in website management revenue, and a decline in digital product sales within the Company’s Mighty Deals subsidiary.

Cost of Revenue

	For the Quarter Ended September 30,		$ Change from	% Change from
	2023	2022	prior year	prior year
Cost of revenue, services	$218,063	$100,961	$117,102	129%
Cost of revenue, product sales	247,533	115,883	131,650	151%
Total Cost of Revenue	465,596	216,844	248,752	141%

Cost of revenue increased by $248,752, or 141% due to the increase resulting from the Company’s recent acquisitions. The Company’s gross profit margins increased in the current period compared to the prior period due to the Company’s efforts to streamline operations and create efficiencies, and due to the increased sales from digital product sales with higher margins in the new businesses. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses increased by $557,154, or 57% during the three months September 30, 2023 compared to 2022. The increase was primarily due to an increase in advertising and marketing costs of $418,000 related to the new businesses acquired, amortization expense of $190,000 associated with the acquired intangible assets not present in the comparable period, a $87,000 decrease in other general and administrative costs including stock-based compensation, travel, merchant fees, and increased costs related to being a public company of $36,000, including insurance and director fees. Contractor and payroll costs were flat compared to the prior period despite the overall increase in the business, as a result of the Company’s efficiency efforts.

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

Impairment Loss

During the three months ended September 30, 2023, the Company recognized impairment losses of $3,762,579 of goodwill and intangible asset related to lower performing sites operating under Proofread Anywhere LLC, WP Folio LLC, SEO Butler Limited and Mighty Deals LLC. Management has a process to evaluate the viability and profitability of each business. If and when management concludes that a business has a significantly reduced future value, management will assess the asset for possible impairment in the Quarter management reaches that conclusion.

Professional Fees and Acquisition Costs

Professional fees increased by $67,433, or 45% during the three months September 30, 2023 compared to 2022 primarily due to increased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $77,525 in acquisition costs during the three months ended September 30, 2023 compared to $0 during the three months ended September 30, 2022, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other income was $7,464 during the three months September 30, 2023 compared to other income of $18,494 during the three months September 30, 2022. The decrease in other income was driven by lower equity method income.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

The Company reported a net loss of $5,935,665 for the nine months ended September 30, 2023 compared to a net loss of $2,982,996 for the nine months ended September 30, 2022. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Quarter Ended September 30,		$ Change from prior	% Change from prior
	2023	2022	year	year
Revenue, services	$1,119,347	$245,162	$874,185	357%
Revenue, product sales	2,855,741	850,883	2,004,858	236%
Total Revenue	$3,975,088	$1,096,046	2,879,042	263%

Revenue increased by $2,879,042, or 263% for the nine months ended September 30, 2023 compared to 2022. The increase is primarily due to revenue from our three acquisitions completed during the fourth quarter of fiscal 2022 and the purchase of Contentellect in Q1 2023, which increased revenue by approximately $3,113,000, including approximately $2,153,000 in digital product sales. This increase was offset by a decline in website management revenue, and a decline in digital product sales within the Company’s Might Deals subsidiary.

Cost of Revenue

	For the Quarter Ended September 30,		$ Change from	% Change from
	2023	2022	prior year	prior year
Cost of revenue, services	$651,849	$284,716	$367,133	129%
Cost of revenue, product sales	916,740	365,010	551,730	151%
Total Cost of Revenue	1,568,589	649,726	918,863	141%

Cost of revenue increased by $918,863, or 141% due to the increase resulting from the Company’s recent acquisitions. The Company’s gross profit margins increased in the current period compared to the prior period due to the Company’s efforts to streamline operations and create efficiencies, and due to the increased sales from digital product sales with higher margins. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses increased by $1,979,606, or 72% during the nine months September 30, 2023 compared to 2022. The increase was primarily due to an increase in advertising and marketing costs of $1,155,000 related to the new businesses acquired, amortization expense of $550,000 associated with the acquired intangible assets not present in the comparable period, a $67,000 increase in other general and administrative costs including stock-based compensation, travel, merchant fees, and increased costs related to being a public company of $279,000, offset by a decrease in payroll and contractor costs of $71,000.

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

Impairment Loss

During the nine months ended September 30, 2023, the Company recognized impairment losses of $ 3,952,516 of intangible asset related to lower performing sites operating under Onfolio Crafts LLC, Proofread Anywhere LLC, WP Folio LLC, SEO Butler Limited and Mighty Deals LLC. Management has a process to evaluate the viability and profitability of each business.  If and when management concludes that a business has a significantly reduced future value, management will assess the asset for possible impairment in the Quarter management reaches that conclusion.

Professional Fees and Acquisition Costs

Professional fees increased by $426,878, or 102% during the nine months September 30, 2023 compared to 2022 primarily due to increased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $285,532 in acquisition costs during the nine months ended September 30, 2023 compared to $240,468 during the nine months ended September 30, 2022, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other income was $88,457 during the nine months September 30, 2023 compared to other expense of $27,065 during the nine months September 30, 2022. The increase in other income was driven by higher interest income on the Company’s increased cash balances from funds raised in the Company’s initial public offering in the third quarter of 2022. As compared to impairment losses and a loss on sale of assets during 2022.

Liquidity and Capital Resources

As of September 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $3,373,178 which was mainly on account of raising capital from sale of common stock and warrants in our IPO of $12,255,470. In addition, the Company has raised $600,000 pursuant to a private offering of Series A preferred stock and repaid $2,164,498 on its acquisition note.

Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. Accordingly, management and our auditor have concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 12, 2023 were prepared on a going concern basis, and contemplated the realization of assets and satisfaction of liabilities in the ordinary course of business. We believe that our cash and cash equivalents as of September 30, 2023, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Cash used in operating activities

Net cash used in operating activities was $2,160,796 and $2,373,607 for the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily from the decrease general and administrative costs as the Company expanded its operations through its business acquisitions in the past 6 months.

Cash used in investing activities

Net cash used in investing activities was $850,000 for the nine months ended September 30, 2023 and net cash provided by investing activities was $23,194 for the nine months ended September 30, 2022, respectively. During the current period, the Company paid $850,000 to acquire the Contentellect Business, and during the comparable period the Company made additional investments in its joint ventures of $22,500 offset by the sale of an intangible asset for proceeds of $45,694.

Cash provided by financing activities

Cash flows used in financing activities was $269,522 for the nine months ended September 30, 2023 compared to cash provided by financing activities of $12,255,478 during the nine months ended September 30, 2022. During the 2023 period, we paid $160,563 in dividends to preferred stockholders and made payments totaling $68,959 on notes payable. During the 2022 period, we received $321,500 in cash proceeds by issuing preferred stock to various investors in a private exempted offering, $12,255,470 in net cash proceeds from our initial public offering and received cash proceeds of $44,000 from notes payable, made payments on various notes payable of $59,228, paid $91,264 of dividends on preferred stock, and paid $35,000 towards its investment in various JVs.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included herein:

Exhibit No.	Description of Exhibit
10.1	Employee Agreement dated November 1, 2023 - Esbe van Heerden (incorporated by reference to our Form 8-K filed on November 6, 2023
22.1	List of issuer and guarantor subsidiaries (incorporated by reference to our Form 10-K filed on 4/12/23)
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONFOLIO HOLDINGS INC.

Date: November 14, 2023	By:	/s/ Dominic Wells
Dominic Wells Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Esbe van Heerden
Esbe van Heerden Chief Financial Officer (Principal Financial Officer)

