Form 10-K
period 2023-12-31
Onfolio Holdings, Inc
filed 2024-04-01
CIK 1825452

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,218,586 as of June 30, 2023.

As of March 31, 2024, there were 5,107,395  shares outstanding of the registrant’s common stock, $.001 par value.

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

●	our ability to achieve significant revenues and sustained profitability;
●	impairment of goodwill and long-lived assets
●	changes in customer demand;
●	our ability to develop our brands cost-effectively, to attract new customers and retain customers on a cost-effective basis;
●	our ability to compete in the markets in which our online businesses participate;
●	our ability to make strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
●	our ability to continue to successfully manage our online businesses on a combined basis;
●	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
●	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems
●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
●	the occurrence of war and or other hostilities, political instability or catastrophic events;
●	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment;
●	Risks related to, and the costs associated with, environmental, social and governance (ESG) matters, including the scope and pace of related rulemaking activity; and
●	Other factors and risks described under “Risk Factors_ herein and in any of the Company’s subsequent reports filed with the SEC and available on its website at www.sec.gov.

Any forward-looking statement made by us in this Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business.

Company Overview

We acquire controlling interests in and actively manage small online businesses that we believe (i) operate in sectors with long-term growth opportunities, (ii) have positive and stable cash flows, (iii) face minimal threats of technological or competitive obsolescence and (iv) can be managed by our existing team or have strong management teams largely in place. Through the acquisition and growth of a diversified group of online businesses with these characteristics, we believe we offer investors in our shares an opportunity to diversify their own portfolio risk.

Onfolio Holdings Inc. was incorporated on July 20, 2020 under the laws of Delaware to acquire and develop high-growth and profitable online businesses. Unless the context otherwise requires, all references to “our Company,” “we,” “our” or “us” and other similar terms means Onfolio Holdings Inc., a Delaware corporation, and our wholly owned subsidiaries.

Our ideal acquisition candidate has the following characteristics:

•	Proven customer acquisition track record ;
•	A product, physical or digital with satisfied customers and brand equity;
•	Upwards growth trajectory;
•	Growing industry or sector;
•	Attractive purchase price;
•	Under-utilized marketing assets or channels;
•	Passionate, high-value audience or customer base;
•	Attractive profit margin and cashflow; and
•	Diversified traffic and revenue sources.

We currently operate in the following business models: D2C eCommerce, B2B SEO and marketing services as well as B2B digital products. We anticipate a combination of continuous expansion of these verticals and increasing our share within them. Our business model is not based around success in a particular “niche”, but rather focusing on certain verticals and mediums where online marketing has a key part to play (either as a means of growth for the businesses themselves, or as the service the businesses provide).

Market Opportunity

We acquire controlling interests in and actively manage small online businesses. We characterize small online businesses as those that generate annual cash flows of up to $5 million per year. We believe that the acquisition market for these online businesses is highly fragmented and often provides opportunities to purchase at attractive prices and achieve positive outcomes for our shareholders. We believe this is driven by the following factors:

•	third-party financing for these acquisitions is often less available or terms are less favorable for the borrower;
•	sellers of these online businesses frequently consider non-economic factors, such as legacy or the effect of the sale on their employees;
•	these online businesses are more likely to be sold outside of an auction process or as part of a limited process;
•	“add-on” acquisitions can often be completed at attractive multiples of cash flow
•	many would-be buyers of these online businesses are restricted by their inability to operate these online businesses; and
•	the existence of a sweet spot where online businesses are too big for small/individual buyers and too small for other institutional buyers. We desire to be among the best resourced and most experience buyers in this acquisition sector.

Competitive Strengths

We believe that the following competitive strengths contribute to our success and distinguish us from our competitors:

•	our senior management team has approximately 50 years of combined experience in Internet connected businesses. We believe that we have assembled a senior management team with highly complementary skills and experiences in the industry, accounting, finance, and acquisitions;
•	our team is decentralized and cross border, which enables us to identify, recruit and retain high quality talent wherever they reside;
•	many buyers focus on one vertical or niche, which limits their opportunity and concentrates their risk. We operate in a wider industry with competence in multiple models;
•	we believe our disciplined approach to our target market provides opportunities to methodically purchase attractive online businesses at values that are accretive to our shareholders;
•	we believe our management team’s strong relationships with industry executives, accountants, attorneys, business brokers, commercial and investment bankers, and other potential sources of acquisition opportunities offer us substantial opportunities to assess small online businesses available for acquisition;
•	we believe our financial structure allows us to acquire online businesses efficiently with little or no third-party financing contingencies and, following acquisition, to provide our subsidiaries with access to growth capital, without being dependent on third-party transaction financing;
•	it has been our experience that our ability to acquire online businesses without the cumbersome delays and conditions typical of third-party transactional financing is appealing to sellers of online businesses who are interested in confidentiality and certainty to close;
•	we believe that as a public company, we will become a preferred buyer of these online businesses, due to the above factors being added to the integrity that a public company brings; and
•	we believe that private company operators looking to sell their online businesses may consider us an attractive purchaser because of our ability to provide ongoing strategic and financial support for their website.

Strategy

In seeking to maximize shareholder value, we focus on finding online businesses with under-utilized marketing assets, strong growth, and areas of operational improvements. We then accelerate what is working and fix what is not.

Acquisition Strategy

Our strategy to grow our business involves the acquisition of online businesses that we expect to both complement existing verticals, existing online businesses, and allow us to add new verticals. We are experienced in digital marketing and believe the key to growing online businesses is the leverage of audiences. We believe that attractive opportunities to make such acquisitions will continue to present themselves as a result of the abundance of selling founders with a limited skillset or narrow focus. This provides us with an opportunity for optimization and growth in the average small online businesses that is for sale. We benefit from our management team’s ability to identify diverse acquisition opportunities in a variety of industries. In addition, we rely upon our management team’s experience and expertise in researching and valuing prospective target online businesses, as well as negotiating the ultimate acquisition of such target website.

We believe there are opportunities to acquire “distressed”, albeit profitable, online businesses, or where the sellers have not optimized the business to the fullest. The opportunity (both short and long term) is our ability to find online businesses where there are leverage points and growth opportunities that the current owners have not fully utilized. Historically, there have been ample of these for sale within our target price zone, which provides us with numerous opportunities to buy high quality business at reasonable prices. We use a series of quantitative, qualitative, financial, and legal criteria by which we evaluate each potential acquisition. We plan to acquire businesses with an income focus, and our target is to acquire businesses generating income of 20% to 30% internal rate of return, although there can be no guarantee that we will find such businesses and achieve this target. Among the factors considered are: (1) the business track record of revenue and earnings; (2) the type of business; (3) the experience and skill of the active management team of the business; (4) our assessment of the longevity and staying power of the underlying business; and (5) the potential for revenue growth and capital appreciation.

As we grow our team, we may not be able to find, vet, and acquire businesses at the speed required for short term financial performance. We rely on our team’s ability to evaluate potential acquisitions. Further, we believe our Company can find acquisition opportunities where the seller has not fully optimized their business. We have grown  businesses where digital marketing is the leverage point, and our experience and multi-channel skillset allows us to add a lot of value to existing efforts. This may give us us the opportunity to continue to grow the majority of our acquisitions organically. We also believe that due to our corporate structure, our comfort with utilizing a remote workforce, and our status as a public company, we may be able to attract and incentivize talent to help both with our deal flow and acquisition efforts, and our organic growth.

Quality Assurance Programs and Processes

Quality Assurance (“QA”) practices differ depending on the products. Before we acquire any online business that deals with physical products, we research reviews of the products online to see if there is a large number of complaints. We also look at the refund rate, and if dealing with a manufacturer on somewhere such as Alibaba, we also look at that manufacturer’s reviews. We also ask for any relevant certificates, licenses, or compliance documents.

In some instances, we may purchase the products ourselves, and this is something we may develop more procedures around if we increase our eCommerce acquisition activities. In the case of Vital-Reaction.com, for our supplement products, we require that our manufacturer be in compliance with cGMP guidelines. We require the manufacturer provide a 3rd party Certificate of Analysis (COA) of the products, which we then replicate with an independent 3rd party laboratory.

Before we acquire service businesses, such as those offering SEO or digital marketing services, we research and evaluate the company's reputation and client feedback across various platforms to gauge overall customer satisfaction. Additionally, we assess the rate of client retention and contract renewals, as these are strong indicators of the quality and value of the services provided. We may also trial their products to evaluate the quality of the services provided.

We use similar practices to conduct spot checks on the services we provide once acquired, using client retention and feedback to gauge customer satisfaction with the services provided.

Management Strategy

Our management strategy involves a combination of sharing resources across online businesses, and employing dedicated managers of individual online businesses. We give a lot of autonomy to our individual managers, supporting them where necessary, but otherwise allowing them the freedom to grow the online businesses in line with their goals and responsibilities.

Our Online Businesses

Our Company is structured as follows:

We own and/or manage the following 20 online businesses:

RevenueZen.com - Own

In January 2024, we acquired RevenueZen.com, an online service provider that works with B2B brands to grow their organic and referral traffic. ReveueZen offers B2B marketing services such as search-engine optimization, Linkedin marketing and content marketing. RevenueZen enjoys a strong reputation in its field, specializing in working with startups, healthcare, professional services, renewable energy, and financial services businesses, among others. Our Company holds an 88% ownership stake in RevenueZen, while RevenueZen founders received a 12% roll-over equity interest and will serve in leadership roles in the Onfolio-owned RevenueZen team.

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

ProofreadAnywhere.com/WorkAtHomeSchool.com/WorkYourWay2020.com - Own

In October 2022, we acquired ProofreadAnywhere.com/WorkAtHomeSchool.com/WorkYourWay2020.com, which provide extensive online resources in the form of courses, workshops and blog posts for readers looking to train and become professional proofreaders. The curriculum helps users spot common errors, catch grammatical mistakes, and in turn, improve their proofreading skills and launch new careers. These online businesses also sell digital books covering several topics such as writing skills and freelancer taxation, and generate revenue through their courses, workshops, and eBook sales, each sold individually and in bundles. Our Company holds a 100% ownership stake in ProofreadAnywhere.com / WorkAtHomeSchool.com / WorkYourWay2020.com.

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

Preventdirectaccess.com/Passwordprotectwp.com - Own

In October 2022, we acquired Preventdirectaccess.com/Passwordprotectwp.com, which provide a suite of optimization, customization, privacy and security products and services for WordPress websites, with the core offerings consisting of (i) the WordPress plugin known as PREVENT DIRECT ACCESS available via the website preventdirectaccess.com, and (ii) the WordPress plugin known as PASSWORD PROTECT WORDPRESS available via the website passwordprotectwp.com. Customers of these websites utilize these online businesses’ security plugins that allow bloggers, creators, agencies, and SMBs to protect their digital assets, products, and content. Our Company holds a 100% ownership stake in Preventdirectaccess.com / Passwordprotectwp.com.

Mightydeals.com – Own

In January 2021, we acquired Mightydeals.com and its related domain names. Mightydeals.com is a vendor of design bundles and deals for freelance designers, agencies, hobbyists and solopreneurs. The online business works with creators of design templates, fonts, software, and training (the vendors) and offers their works at steep discounts. It then shares the revenue with the vendors. Our Company holds a 100% ownership stake in Mighty Deals LLC, which owns Mightydeals.com.

Vital-Reaction.com – Own

In December 2020, we acquired Vital-Reaction.com. Vital-Reaction.com is a supplements online business providing molecular hydrogen tablets, clinical and retail inhalers, dermal therapy devices, grounding mats, and other related products. The online business operates out of Boulder, Colorado, and ships across the U.S. and internationally. Products are sourced from within the US, Japan, and China. Customers range from retail customers to U.S. clinicians and doctors who resell or refer customers. Our Company holds a 100% ownership stake in Vital Reaction LLC, which owns Vital-Reaction.com.

Allthingsdogs.com – Own

In December 2020, we acquired Allthingsdogs.com. Allthingsdogs.com is a publishing website in the pet dog vertical. It publishes informational articles related to every breed of dog. The information ranges from how to care for a certain breed, to the best types of dog food, to training tips. As well as advertising revenue, the website earns money from affiliate commissions and sales of its own ebooks and informational products. This website is one of our three online businesses in the dog vertical, providing us with significant growth opportunities and operational efficiencies, plus economies of scale as we offer digital products, physical products, and work with key vendors in the industry. As our audience grows into the hundreds of thousands across the Allthingsdogs.com, Woofwhiskers.com and Perfectdogbreeds.com sites, we expect the pet dog aspect of our portfolio to grow in stature and revenue. Our Company holds a 100% ownership stake in Allthingsdogs.com.

DealPipe.io

In November 2023, we launched DealPipe, a service for sourcing "off-market" acquisition targets. Dealpipe utilizes our Company’s experience sourcing off-market deals for ourselves, offering this service to others. The DealPipe team is excited to help serial acquirers find online or offline businesses to add to their portfolios, and to help business owners find good homes for their businesses. Dealpipe earns monthly retainers, plus a success fee based on a percentage of the successful acquisition price, creating a lucrative business model. Our Company holds a 100% ownership stake in DealPipe.io

Fishkeepingworld.com – Manage/Own

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

Woofwhiskers.com – Manage/Own

In June 2020, we began to manage Woofwhiskers.com. Woofwhiskers.com is a website reviewing dog food, providing high quality reviews, and receiving lucrative referral fees from dog food companies. The dog food space is competitive, and vendors build strong relationships with high quality publishers to help promote their brands. Woofwhiskers.com is one such website which enjoys strong relationships in the space. Over time, Woofwhiskers.com is building its own audience of dog lovers and will launch its own digital products, and eventually physical products. This website is one of our three online businesses in the dog vertical, providing us with significant growth opportunities and operational efficiencies, plus economies of scale as we offer digital products, physical products, and work with key vendors in the industry. As our audience grows into the hundreds of thousands across the Allthingsdogs.com, Woofwhiskers.com and Perfectdogbreeds.com sites, we expect the pet dog aspect of our portfolio to grow in stature and revenue. These online businesses earn revenue from display advertising and from affiliate commissions. Our Company holds a 35.8% ownership stake in Onfolio JV IV LLC, which owns Woofwhiskers.com and Perfectdogbreeds.com.

Perfectdogbreeds.com – Manage/Own

In October 2020, we began to manage Perfectdogbreeds.com. Perfectdogbreeds.com is a guide to owning all the different breeds of dogs in existence. Similar to Allthingsdogs.com (which focuses on care guides), Perfectdogbreeds.com earns money from display advertising, and its high traffic volume makes this is a lucrative monetization option. This website is one of our three online businesses in the dog vertical, providing us with significant growth opportunities and operational efficiencies, plus economies of scale as we offer digital products, physical products, and work with key vendors in the industry. As our audience grows into the hundreds of thousands across the Allthingsdogs.com, Woofwhiskers.com and Perfectdogbreeds.com sites, we expect the pet dog aspect of our portfolio to grow in stature and revenue. The website earns revenue from display advertising. Our Company holds a 35.8% ownership stake in Onfolio JV IV LLC, which owns Woofwhiskers.com and Perfectdogbreeds.com.

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

Outreachmama.com – Manage

In November 2020, we began to manage Outreachmama.com. Outreachmama.com is an SEO/content marketing services online business working with individuals and agencies to grow their presence in Google.com. The owners of this online business are also Onfolio shareholders. Our Company receives a profit share of 50% of growth of profits above what the site was earning on average before we began managing it, plus a management fee of $4,000 per month. Outreachmama.com is one of our two online businesses in the SEO vertical, providing us with significant growth opportunities and operational efficiencies, plus economies of scale. Onfolio sometimes makes use of these services too.

Getmerankings.com – Manage

In October 2021, we began to manage Getmerankings.com. Getmerankings.com is another SEO/content marketing online business. The owners of this online business are also Onfolio shareholders. Our Company receives a profit share of 50% of growth of profits above what the site was earning on average before we began managing it plus a management fee of $4,000 per month for managing this online business. Getmerankings.com is one of our two online businesses in the SEO vertical, providing us with significant growth opportunities and operational efficiencies, plus economies of scale. Onfolio will likely make use of these services too.

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

2023 Divestitures and Impairments

In January 2023, we shut down the business operations of Digitallyapproved.com, which offered a newsletter on social media marketing, and a Pinterest management agency.

In November 2023, we shut down the business operations of Prettyneatcreative.com, an eCommerce business in the diamond painting niche.

During the year ended December 31, 2023, the Company recognized a goodwill impairment loss of $2,061,763 related to the BCP Media Acquisition, $580,284 related to the BWPS Acquisition, and $420,532 related to the SEO Butler Acquisition, for total aggregate goodwill impairment of $3,062,579 related to the above acquisitions, as a result of lower than expected cash flows from the acquired businesses and an increase in interest rates leading to a higher discount rate used.

Competition

We experience competition at both the acquisition company level and individual portfolio company level. There is an increased level of acquisition activity in the online businesses space from both new entrants and existing companies. We may compete for acquisitions with companies such as InterActiveCorp, FuturePLC, WeCommerce Holdings, Emerge Commerce, Red Ventures and Tiny to name a few.

We may sometimes find our individual brands competing against one another, but the main factor we compete on is deal flow and closing acquisitions at an attractive price. In the acquisition space we believe the principle competitive factors are:

•	reputation of acquiring company;
•	valuation of target company;
•	convenience of due diligence; and
•	time to closing.

At the portfolio level, RevenueZen may compete with other agencies offering similar digital marketing services such as Skale, SaaSpirin, and SimpleTiger, amongst others. In this industry, we believe the principle competitive factors are:

•	client sales pipeline generation;
•	quality of methodology and execution;
•	experienced, high output strategists; and
•	customer satisfaction.

For Contentellect, the main competitors include Fat Joe, Outreach Monks, Brand Featured and Writing Studio. In this industry, we believe the principle competitive factors are:

•	quality of deliverables;
•	quality of service and communication;
•	scalability; and
•	customer satisfaction.

Proofread Anywhere may compete with other courses in the freelancing space, such Knowadays, The Proofreading Business Coach, Bookkeeper Launch, and Virtual Savvy, among others. In this industry we believe the primary competitive factors are:

•	quality of product;
•	communication of benefits;
•	price of course; and
•	positive and recent third-party reviews.

For WPFolio, the main competitors are other Wordpress plugin businesses such as Stellar WP, Awesome Motive, WPMUDEV, WP Web, and Plugin Hive. In this industry we believe the primary competitive factors are:

•	deep knowledge of industry and audience base;
•	communication of benefits;
•	quality of development; and
•	customer satisfaction.

SEOButler may compete with other link building agencies, such as Loganix, SirLinksALot, LinkBuilder, Fat Joe, and Outreach Monks. In this industry, we believe the principle competitive factors are:

•	quality of deliverables;
•	quality of service and communication;
•	scalability; and
•	customer satisfaction.

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

We have registered trademark and copyrights for the Vital Reaction and Mighty Deals company name. We may file trademarks, copyrights, and patents for our other online businesses as well.

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

As a provider of certain subscription-based products and services, we are also impacted by laws or regulations affecting whether and how our online businesses may periodically charge users for membership or subscription renewals. For example, the European Union Payment Services Directive, which became effective in 2018, could impact the ability of certain of our online businesses to process auto-renewal payments for, as well as offer promotional or differentiated pricing to, users who reside in the European Union. Similar laws exist in the U.S., including the federal Restore Online Shoppers Confidence Act and various U.S. state laws, and legislative and regulatory enactments or amendments are under consideration in a number of U.S. states.

We are also sensitive to the adoption of new tax laws. The European Commission and several European countries have recently adopted (or intend to adopt) proposals that would change various aspects of the current tax framework under which certain of our European online businesses are taxed, including proposals to change or impose new types of non-income taxes (including taxes based on a percentage of revenue).

In addition, in the case of certain online businesses, such as Vital Reaction, we must be compliant with U.S. Food and Drug Administration (“FDA”) regulations for claims made by supplement companies. All of our marketing materials must be in alignment with both the spirit and letter of the disclaimer, “These products/claims have not been evaluated by the FDA. These products are not intended to diagnose, treat or cure any health conditions.”

We are also subject to laws, rules and regulations governing the marketing and advertising activities of our various online businesses conducted by or through telephone, email, mobile digital devices and the Internet, including the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM act and similar state laws, rules and regulations, as well as local laws, rules and regulations and relevant agency guidelines governing background screening.

Further, all of our websites could be subject to the Americans with Disabilities Act (the “ADA”) The ADA does not explicitly address online compliance. With no specific coverage under the law, it usually falls to the courts to determine how ADA standards apply to websites—or whether they do at all.

Lastly, as a company based in the U.S. with foreign offices in various jurisdictions worldwide, we are subject to a variety of foreign laws governing the foreign operations of our various online businesses, as well as U.S. laws that restrict trade and certain practices, such as the Foreign Corrupt Practices Act.

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

Employees

Our company, including all its subsidiaries, has 10 full-time employees and 2 part-time employee. It also utilizes 33 full time contractors in connection with its business operations.

Corporate History and Information

Onfolio Holdings Inc. was incorporated under the laws of the State of Delaware on July 20, 2020. Unless the context otherwise requires, all references to “our Company,” “we,” “our” or “us” and other similar terms means Onfolio Holdings Inc., a Delaware corporation, and our wholly owned subsidiaries.

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

Our internet website address is www.onfolio.com We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Risks Related to Our Business – General

We are a company with limited history and may not be able to continue to successfully manage our online businesses on a combined basis.

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

Many of our online businesses have a limited operating history upon which investors can evaluate their future prospects.

Both our Company and many of our online businesses have a limited operating history upon which an evaluation of our online businesses and plans or performance and prospects can be made. Our business and prospects must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with newly established businesses. The risks include, but are not limited to, the possibility that we will not be able to build a positive reputation with customers, distinguish ourselves from competitors, scale our business efficiently, maintain and expand our businesses relationships with suppliers and service vendors, respond to evolving industry standards and government regulation that impact our business and our online businesses, particularly in the areas of data collection and consumer privacy, prevent or mitigate failures or breaches of security, continue to expand our business internationally, and hire and retain qualified and motivated employees. For example, during 2023, we closed our Digitallyapproved.com and Prettyneatcreative.com online businesses. We cannot assure you that we can successfully address these challenges and if unsuccessful, our, financial condition and operating results could be materially and adversely affected.

We have incurred operating losses since our inception and we may continue to incur substantial operating losses for the foreseeable future.

We were incorporated on July 20, 2020, and have conducted operations since May 2019. We have incurred operating losses and experienced negative cash flow since our inception. We incurred a net loss of $8,144,821 for the year ended December 31, 2023 and $4,234,357 for the year ended December 31, 2022. We anticipate that we will continue to incur operating losses through at least 2024.

We may not be able to generate sufficient revenue from owning and/or managing our online businesses to achieve profitability. We expect to continue to make significant operating and capital expenditures for acquisitions of online businesses, technologies, or other assets; and for marketing, working capital and general corporate purposes. As a result, we will need to generate significant revenue to achieve profitability. We cannot assure you that we will ever achieve profitability.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As described in Note 3 of our accompanying audited financial statements, our auditors have issued a going concern opinion on our December 31, 2023 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing, debt financing and/or related party advances, however there is no assurance of additional funding being available. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

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

We will require additional funds to further develop our business plan. Based on our current operating plans, we believe we need to make additional acquisitions of online businesses, technologies, or other assets to generate enough cashflow to carry our overhead costs. We may choose to raise additional capital in order to expedite and propel growth more rapidly. We can give no assurance that we will be successful in raising any additional funds. Additionally, if we are unable to generate sufficient revenues from our sales and operating activities, we may need to raise additional funds, doing so through debt and equity offerings, in order to meet our expected future liquidity and capital requirements, including capital required for operations. Any such financing that we undertake will likely be dilutive to current stockholders.

We intend to continue to make investments to support our business growth, including acquiring additional online businesses. In addition, we may also need additional funds to respond to other business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, satisfying debt and series A preferred stock payment obligations, and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek to raise additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all our business plans.

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

Our future success will depend upon the continued services of Dominic Wells, our Chief Executive Officer; Esbe van Heerden, our Chief Financial Officer and President; Adam Trainor, our Chief Operations Officer; and other members of our key management team and our consultants. We especially consider Mr. Wells to be critical to the management of our business and operations and the development of our strategic direction. Though no individual is indispensable, the loss of the services of these individuals could have a material adverse effect on our business, operations, revenues or prospects. We do not currently maintain key man life insurance on the lives of these individuals. Our future success will also depend on our ability to identify, hire, develop, motivate and retain highly skilled personnel. Competition in our industry for qualified employees is intense, and our compensation arrangements may not always be successful in attracting new employees and/or retaining and motivating our existing employees. Future acquisitions by us may also cause uncertainty among our current employees and employees of the acquired business, which could lead to the departure of key individuals. Such departures could have an adverse impact on the anticipated benefits of an acquisition.

The need to sustain our current operating structure may place a significant strain on our management and our administrative, operational and financial reporting infrastructure.

Our success will depend in part on the ability of our senior management to effectively manage our current operating structure. To do so, we need to continue to appropriately incentivize, manage and retain our employees, or replace our employees as needed. If our employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating any new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems. The continued working capital investments that we require will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our current operating infrastructure, we will be unable to continue to execute our business plan. We may also need to hire, train and manage new employees as needed.

Negative publicity could adversely affect our reputation, our business, and our operating results.

Negative publicity about our Company, including, but not limited to the quality and reliability of our online businesses products and services, our privacy and security practices, and litigation could adversely affect our reputation which, in turn, could adversely affect our business, results of operations and financial condition.

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

Some of our online businesses are eCommerce businesses that obtain physical products that are imported from China and Japan. Supply chain interruptions, regulatory changes, catastrophic events or political climate, including the occurrence of war and or other hostilities, could potentially adversely impact our relationships with these vendors. Additionally, rising inflation could cause our product, marketing, and labor costs to rise beyond an acceptable level to us or cause us to increase our prices to a level not accepted by consumers. Any of these factors could negatively impact our financial condition or results of operations.

Risks Related to Our Business – Primary Risk Factors Related to Our Specific Online Businesses

Revenuzen.com

•	SEO & Digital Marketing Services Industry Growth. The SEO & Digital Marketing Services industry is significant and expected to continue growing over the next 5 years. In the event this industry’s growth does not occur as expected, or occurs slower than expected, the popularity of RevenueZen.com’s services could decrease, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

•	Improvements in Software and AI. Technology developments may reduce the demand for human-led digital marketing services, reducing the need to engage marketing agencies, which could in turn negatively impact the Company’s revenue.

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

•	Improvements in Software and AI. Technology developments may reduce the demand for human written content and negatively impact the Company’s revenue.

Fishkeepingworld.com

•	Google Traffic Changes. Currently a significant portion of web traffic to Fishkeepingworld.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation.

•	Email Marketing Changes. As with our other online businesses, the changes to email marketing and iOS privacy rules could impact FishKeepingWorld.com’s email marketing efforts, which accounts for around 5% of the overall revenue.

Asubtlerevelry.com

•	Google Traffic Changes. Currently a significant portion of web traffic to Asubtlerevelry.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation.

•	Display Advertising. The Asubtlerevelry.com website currently generates 99% of its income from display advertising. If the display advertising revenue model should experience a significant decline, then Asubtlerevelry.com’s revenue would significantly decline.

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

Woofwhiskers.com

•	• Google Traffic Changes. Currently a significant portion of web traffic to Woofwhiskers.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation.

•	• Pet Food Brands. Visitors to the Woofwhiskers.com website are predominantly driven by the website’s reviews of dog food brands. In the event certain brands are no longer offered or fewer new brands come to market, the website could experience a loss of traffic, which in turn could negatively impact the website’s revenue generation.

Perfectdogbreeds.com

•	Google Traffic Changes. Currently a significant portion of web traffic to Perfectdogbreeds.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation.

•	Display Advertising. The Perfectdogbreeds.com website currently generates 99% of its income from display advertising. If the display advertising revenue model should experience a significant decline, then the website’s revenue would significantly decline.

Craftwhack.com – Managed Property

•	Google Traffic Changes. Currently a significant portion of web traffic to Craftwhack.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation our Company’s revenue.

•	Popularity of Crafting. A large part of the growth of Craftwhack.com has come from the growth in home and DIY and crafting activities, accelerated by the pandemic. The loss of popularity of these activities could negatively impact the website’s revenue generation our Company’s revenue.

•	Dissatisfaction With Our services. Our Company manages the Craftwhack.com website pursuant to a fee-based contract where we earn a profit share. In the event the owner of the website becomes dissatisfied with our management services or no longer considers the cost of our management services fee to have sufficient value, the website could terminate our management contract, which would negatively impact our Company’s revenue.

Backgroundhawk.com – Managed Property

•	Loss of momentum. Backgroundhawk.com is in growth mode and it continues to grow at a steady pace. In the event the website’s growth momentum stalls, the revenues we expect from this website could fail to materialize.

•	Google Traffic Changes. Currently a significant portion of Backgroundhawk.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

•	Dissatisfaction With Our services. Our Company manages the Backgroundhawk.com website pursuant to a fee-based contract where we earn a profit share. In the event the owner of the website becomes dissatisfied with our management services or no longer considers the cost of our management services fee to have sufficient value, the website could terminate our management contract, which would negatively impact our Company’s revenue.

Outreachmama.com – Managed Property

•	SEO Services Industry Growth. The SEO Services industry is significant and expected to continue growing over the next 5 years. In the event this industry’s growth does not occur as expected, or occurs slower than expected the popularity of Outreachmama.com’s services could decrease, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

•	Dissatisfaction With Our services. Our Company manages the Outreachmama.com website pursuant to a fee-based contract where we earn fixed revenue and profit share. In the event the owner of the website becomes dissatisfied with our management services or no longer considers the cost of our management services fee to have sufficient value, the website could terminate our management contract, which would negatively impact our Company’s revenue.

Getmerankings.com – Managed Property

•	SEO Services Industry Growth. The SEO Services industry is significant and expected to continue growing over the next 5 years. In the event this industry’s growth does not occur as expected or occurs slower than expected the popularity of Getmerankings.com’s services could decrease, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

•	Dissatisfaction With Our services. Our Company manages the Getmerankings.com website pursuant to a fee-based contract where we earn fixed revenue and profit share. In the event the owner of the website becomes dissatisfied with our management services or no longer considers the cost of our management services fee to have sufficient value, the website could terminate our management contract, which would negatively impact our Company’s revenue.

Everythingreptiles.com – Managed Property

•	Google Traffic Changes. Currently a significant portion of web traffic to Everythingreptiles.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

•	Dissatisfaction With Our services. Our Company manages the Everythingreptiles.com website pursuant to a fee-based contract where we earn fixed revenue and profit share. In the event the owner of the website becomes dissatisfied with our management services or no longer considers the cost of our management services fee to have sufficient value, the website could terminate our management contract, which would negatively impact our Company’s revenue.

Familyfoodgarden.com – Managed Property

•	Google Traffic Changes. Currently a significant portion of web traffic to Familyfoodgarden.com is derived from its high rankings in Google search. Google regularly makes changes to its ranking algorithm, and any one change could negatively impact the website’s rankings and lead to a loss of traffic, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

•	Display Advertising. The Familyfoodgarden.com website currently generates 99% of its income from display advertising. If the display advertising revenue model should experience a significant decline, then the website’s revenue would significantly decline which would negatively impact our Company’s revenue.

•	Dissatisfaction With Our services. Our Company manages the Familyfoodgarden.com website pursuant to a fee-based contract where we earn fixed revenue and profit share. In the event the owner of the website becomes dissatisfied with our management services or no longer considers the cost of our management services fee to have sufficient value, the website could terminate our management contract, which would negatively impact our Company’s revenue.

Risks Related to Our Business – Operating Our Online Businesses

If we are unable to attract new customers and retain customers on a cost-effective basis, our business and results of operations will be affected adversely.

To succeed, we must attract and retain customers on a cost-effective basis. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other online businesses to provide content, advertising banners and other links that direct customers to our website, direct sales and partner sales. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain customers on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

Additionally, factors outside of our control, such new terms, conditions, policies, or other changes made by the online services, search engines, directories and other online businesses that we rely upon to attract new customers could cause our online businesses to experience short- or long-term business disruptions, which could adversely affect our revenue and results of operations.

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

The market in which our online businesses participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The market for our online businesses’ goods and services is competitive and rapidly changing, and the barriers to entry are relatively low. With the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices. Competition could result in reduced sales, reduced margins or the failure of our products and services to achieve or maintain more widespread market acceptance, any of which could harm our business. We compete with large established online businesses possessing large, existing customer bases, substantial financial resources and established distribution channels, as well as smaller less established online businesses. If either of these types of competitors decide to develop, market or resell competitive services, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products and services. Our current and potential competitors have more extensive customer bases and broader customer relationships than we have. If we are unable to compete with such companies, the demand for our products could substantially decline.

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

As part of our business plan, we will continue to acquire or invest in online businesses, applications and services or technologies that we believe could offer growth opportunities or complement or expand our business or otherwise. The pursuit of target online businesses will divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

As we acquire additional online businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or investments in other companies, due to a number of factors, including:

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

As part of long-term investment strategy, we will continue to acquire or invest in online businesses, applications and services or technologies that we believe could complement or expand our services or otherwise offer growth opportunities in the long run. We may incur indebtedness for future acquisitions, which would be senior to our shares. Future acquisitions may also reduce our cash available for distribution to our stockholders, including holders of our common shares, following such acquisitions. To the extent such acquisitions do not perform as expected, such risk may be particularly heightened. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

In addition to acquiring online businesses, we may sell those online businesses that we own from time to time when attractive opportunities arise that outweigh the future growth and value that we believe we will be able to bring to such online businesses consistent with our long-term investment strategy. As such, our decision to sell a business will be based on our belief that doing so will increase stockholder value to a greater extent than through our continued ownership of that business. Future dispositions of online businesses may reduce our cash flows from operations. We cannot assure you that we will use the proceeds from any future dispositions in a manner with which you agree. You will generally not be entitled to vote with respect to our future acquisitions or dispositions, and we may pursue future acquisitions or dispositions with which you do not agree.

Because of our limited resources and the significant competition for acquisition opportunities, it may be more difficult for us to acquire target online businesses that meet our acquisition criteria.

We expect to encounter competition from other companies having a business plan similar to ours, including private investors (which may be individuals or investment partnerships), blank check companies and other entities, domestic and international, competing for the types of online businesses we intend to acquire. Many of these individuals and entities are well- established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target online businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target online businesses that are attractive to us will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain online businesses. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

Subsequent to the acquisition of any target business, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.

Even if we conduct extensive due diligence on a target website that we acquire, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets or incur impairment or other charges that could result in our reporting losses. For example, during the year ended December 31, 2023, our Company recognized a goodwill impairment loss of $2,061,763 related to the BCP Media Acquisition, $580,284 related to the BWPS Acquisition, and $420,532 related to the SEO Butler Acquisition, for total aggregate goodwill impairment of $3,062,579 related to the above acquisitions, as a result of lower than expected cash flows from the acquired businesses and an increase in interest rates leading to a higher discount rate used. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the acquisition transaction or thereafter. Accordingly, we could experience a significant negative effect on our financial condition, results of operations and the price of our securities. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

We may seek target online businesses in industries or sectors that may be outside of our management’s areas of expertise.

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

We may attempt to simultaneously acquire multiple target online businesses, which may give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several online businesses that are owned by different sellers, we will face risks including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired online businesses into our Company. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

We intend to pursue and acquire target businesses located outside of the United States so we will be subject to a variety of additional risks that may adversely affect us.

We do not plan to acquire any entity with its principal business operations in China (including Hong Kong) but may acquire target online businesses with operations or opportunities outside of the United States, we may face additional burdens in connection with investigating, agreeing to and completing such acquisition transactions, and we would be subject to a variety of additional risks that may negatively impact our operations. If we pursue target online businesses with operations or opportunities outside of the United States, we would be subject to risks associated with cross-border acquisition transactions, including in connection with investigating, agreeing to and completing our acquisition transaction, conducting due diligence in a foreign jurisdiction, having such transactions approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we acquire such a business, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under laws and regulations that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we acquire additional business and introduce new services and offerings. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which our online businesses operate. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

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

If we are found in violation of any applicable laws or regulations relating to privacy, data protection, or security, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features, integrations or other capabilities of our websites. In addition, these laws and regulations could impose significant costs on us and could constrain our ability to use and process data in a commercially desirable manner. In addition, if a breach of data security were to occur or be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection or data security were to be alleged, or if we were to discover any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, our business websites may be perceived as less desirable and our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the California Consumer Privacy Act (“CCPA”), which came into force in 2020, provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election. The CPRA generally took effect on January 1, 2023 and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country, such as in Virginia, New Hampshire, Illinois and Nebraska. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

Further, in March 2017, the United Kingdom formally notified the European Council of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union (“Brexit”). The United Kingdom ceased to be an EU Member State on January 31, 2020, but enacted a Data Protection Act substantially implementing the GDPR (“U.K. GDPR”), effective in May 2018, which was further amended to align more substantially with the GDPR following Brexit. It is unclear how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. Since 2021, when the transitional period following Brexit expired, we are required to comply with both the GDPR and the U.K. GDPR, with each regime having the ability to fine up to the greater of €20 million (in the case of the GDPR) or £17 million (in the case of the U.K. GDPR) and 4% of total annual revenue. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, including, for example, how data transfers between EU member states and the United Kingdom will be treated and the role of the United Kingdom’s Information Commissioner’s Office following the end of the transitional period. These changes could lead to additional costs and increase our overall risk exposure.

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

Risks Related to Owning Our Securities

The market for our common stock and publicly-traded warrants could be considered “thinly-traded,” and an active market in our common stock and publicly-traded warrants may not fully develop.

Our common stock and publicly-traded warrants were listed and began trading on the Nasdaq Capital Market on August 26, 2022, under the symbols “ONFO” and “ONFOW,” respectively. Prior to the listing, there was no public market for our securities. Despite certain increases of trading volume from time to time, there have been periods when the market for our securities could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our securities at or near bid prices at any given time may be relatively small. Any event or events that could cause current investors to sell our securities could place downward pressure on the trading price of our securities and the trading price of our securities could decline, meaning that you may experience a decrease in the value of your common stock and publicly-traded warrants regardless of our operating performance or prospects.

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

We have 1,000,000 shares of series A preferred stock reserved pursuant to an ongoing concurrent private offering of series A preferred stock. As of the date of this Report on Form 10-K, 92,260 shares of series A preferred stock are issued and outstanding. The series A preferred is senior in rank to shares of common stock with respect to dividends, liquidation and dissolution. Each share of series A preferred carries an annual 12% cumulative, non-compounding dividend based on the cash amount invested into the series A preferred, payable quarterly. All accrued dividends on any shares of series A preferred stock shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the shares of series A preferred stock in accordance with the liquidation and redemption provisions of the shares of series A preferred stock contained in the Company’s certificate of incorporation. Dividends on series A preferred will be paid prior to any dividends on any other class of shares, including common stock. In the event of any liquidation, dissolution or winding up of our Company, the proceeds shall be paid as follows: (i) first, pay the purchase price plus accrued dividends, on each share of series A preferred; and (ii) next, the balance of any proceeds shall be distributed pro rata to holders of common stock or other junior securities. Except as otherwise required by law, the series A preferred stock have no voting rights other than as provided by the provisions of our Company’s certificate of incorporation where the series A preferred will vote as a separate class. The series A preferred shall be redeemable at the option of our Company commencing any time after January 1, 2026 at a price equal to the purchase price ($25.00 per share as of the date hereof) plus accrued dividends, on each share of series A preferred. On or before 180 days following the sale of at least 600,000 shares of the series A preferred, our Company shall register the series A preferred by preparing and filing one registration statement, or if necessary more than one registration statement, of our Company in compliance with the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended and thereafter apply to list the series A preferred stock on a U.S. stock exchange or develop a public trading market for the series A preferred stock by soliciting securities brokers to become market makers of the series A preferred on an established over the counter trading market, such as the OTC Markets.

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

On October 25, 2023, our Company received a written notification (the “Notice”) from the Listing Qualifications Staff of Nasdaq stating that our Company is not in compliance with Nasdaq Listing Rule 5550(a)(2) because for the last 30 consecutive business days prior to that date the closing bid price of our Company’s common stock was below the $1.00 per share minimum required for continued listing on Nasdaq. To date, the Notice has no effect on the listing or trading of the Company’s common stock on the Nasdaq. However, Nasdaq Listing Rules provide the Company a compliance period of 180 calendar days (i.e., until April 22, 2024) in which to regain compliance, and the Company will regain compliance if the closing bid price of its common stock is $1.00 per share or higher for a minimum period of ten consecutive business days during this compliance period. In the event our Company does not regain compliance, our Company may be eligible for additional time. To qualify, our Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the staff of Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that its securities will be subject to delisting.

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

Our Board may determine from time to time that it needs to raise additional capital by issuing additional shares of our common stock or other securities. Except as otherwise described in this Report on Form 10-K, we will not be restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of existing stockholders or reduce the market price of our common stock and warrants, or all of them. Holders of our securities are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, then current holders of our securities. Additionally, if we raise additional capital by making offerings of debt or preferred shares, upon our liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, may receive distributions of its available assets before the holders of our common stock. We currently have 1,000,000 shares of series A preferred stock reserved pursuant to an ongoing concurrent private offering of series A preferred stock. As of the date of this Report on Form 10-K, 92,260 shares of series A preferred stock are issued and outstanding. The series A preferred is senior in rank to shares of common stock with respect to dividends, liquidation and dissolution.

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

The warrant certificate governing our warrants designates the state and federal courts of the State of New York sitting in the City of New York, Borough of Manhattan, as the exclusive forum for actions and proceedings with respect to all matters arising out of the warrants, which could limit a warrantholder’s ability to choose the judicial forum for disputes arising out of the warrants.

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

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and unstable real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and overall plan of business.

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

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including acquiring additional online businesses, marketing activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, existing stockholders may be materially diluted by subsequent sales, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Equity Incentive Plan, as amended, (the “2020 Plan”) is 2,600,000 shares, except at any given time, the number of shares that may be issued pursuant to the 2020 Plan cannot exceed the number of shares that is equal to 20% of our Company’s total shares of common stock outstanding at the time of any grant of awards under the 2020 Plan. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

Our directors and executive officers own approximately 39.0% of our outstanding common stock. Accordingly, these stockholders may exert significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets. The significant concentration of stock ownership may negatively impact the value of our common stock due to potential investors’ perception that conflicts of interest may exist or arise.

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

We will likely be considered a smaller reporting company and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

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

As a smaller reporting company, we would not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we would provide only two years of financial statements; and we would not need to provide the table of selected financial data. We also would have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, and also could make it more difficult for our stockholders to sell their shares.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy. We depend on software applications, information technology systems, computing infrastructure and cloud service providers to operate our business. Certain of these systems are managed, hosted, provided or used by third parties, to assist in conducting our business and which have their own cyber security measures in place. We implement generally applicable industry standards and best practices processes for the assessment, identification, and management of material risks from cybersecurity threats to our information technology systems. Our Information Security Coordinator oversees our information security policies and procedures. Our Information Security Coordinator maintains a cyber incident reporting and response process and provides management notifications based on the seriousness of any incident. Our information security policies and procedures are required to be reviewed on a regular basis.

We have not experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations; however, there can be no guarantee that we will not experience such an incident in the future. For a description of the risks from cybersecurity threats that may materially affect our Company and how they may do so, please see “Risk Factors - Risks Related to Information Technology Systems, Intellectual Property and Privacy Laws” included in Part I, Item 1A of this Annual Report on Form 10-K. If our security measures are breached and an unauthorized party obtains access to our proprietary business information, our information systems may be perceived as being unsecure, which could harm our business and reputation, and our proprietary business information could be misappropriated which could have an adverse effect on our business and results of operations.”

Cybersecurity Governance. Our Nominating and Corporate Governance Committee has primary responsibility for overseeing our risk-management program relating to cybersecurity, although our Board of Directors participates in periodic reviews and discussion dedicated to cyber risks, threats, and protections.

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

Holders of Common Stock

On March 27, 2024, we had approximately 67 holders of our common stock, not including persons who hold our common stock in nominee or "street name” accounts through brokers or banks.

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

Purchases of Equity Securities

No repurchases of our common shares were made during the fourth quarter of 2023.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2023.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	133,189	$2.52	2,429,240
Equity compensation plans not approved by security holders(2)	82,613	$5.50	0
Total	215,802	$4.26	2,429,240

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
December 2023	Preferred Shares — 22,600 with a purchase price of $25 per share.

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

Overview

Onfolio Holdings Inc. acquires controlling interests in and actively manages small online businesses that we believe (i) operate in sectors with long-term growth opportunities, (ii) have positive and stable cash flows, (iii) face minimal threats of technological or competitive obsolescence and (iv) can be managed by our existing team or have strong management teams largely in place. Through the acquisition and growth of a diversified group of online businesses with these characteristics, we believe we offer investors in our shares an opportunity to diversify their own portfolio risk.

Onfolio Holdings Inc. was incorporated on July 20, 2020 under the laws of Delaware to acquire and develop high-growth and profitable online businesses. Unless the context otherwise requires, all references to “our Company,” “we,” “our” or “us” and other similar terms means Onfolio Holdings Inc., a Delaware corporation, and our wholly owned subsidiaries.

Revenue in 2023 was up 136% in 2023 compared to 2022, an increase of just over $3,000,000. This growth was achieved through the acquisitions we made in Q4 2022, which we held for a full year in 2023, and the additional acquisition we made in Q1 2023.

Our gross profit margin in 2023 was 62%, up from 54% in 2022. This improvement was achieved through an effort by management to reduce the operating costs of our online businesses, driving them to run more efficiently.

In 2023 we noticed a slowdown of lending and a rise in interest rates, and we acted to weather the more difficult capital raising environment through austerity measures, using our remaining cash to extend our working capital runway as long as possible.

Despite those challenges, we closed and obtained full control on one acquisition, RevenueZen, in January 2024, which historically generated $1.4M in revenue in 2023.

Towards the end of 2023, we focused more on targeting B2B agencies and productized services for acquisition. Historically, our best performing assets have been B2B marketing agencies, and the acquisition opportunities are rich in this space.

In 2024, we will look for opportunities to use our growing stature and track record to raise capital on attractive terms — this is a large area of focus for management.

Due to our cash constraints and desire to avoid issuing additional shares of common stock, we intend to use a mixture of debt, including seller notes, and preferred shares to close acquisitions moving forward — such as can be seen with our recent RevenueZen acquisition. We are looking to make more acquisitions over the coming months of a similar structure, allowing us to maximize our runway while reducing our burn with a mixture of accretive acquisitions, and continuous expense reduction and optimization efforts.

Organic growth is also a major area we are looking to improve, but inorganic growth through acquisitions will ultimately be necessary and will be the catalyst for our profitability.

In the course of our regular financial review and in compliance with ASC350, in September 2023 we conducted a reassessment of our portfolio of subsidiaries, their performance and recent market developments. Based on this review, which considered factors such as the financial landscape, the evolving M&A dynamics in this landscape, and prevailing market conditions, we have determined that the carrying value of certain subsidiaries no longer reflects their recoverable amount. We noted lower than expected operating results for ProofreadAnywhere, WP Folio, and SEO Butler and as such performed a discounted cash flow test to determine the amount of impairment necessary. We used a higher discount rate than previous valuations due to the increased interest rates and reduced business performances. We concluded based on the recoverability test performed for Proofread Anywhere, WP Folio, and SEO Butler, that impairment related to goodwill was needed in the amounts of $2,061,763, $580,284, and $420,532, respectively, which were recognized in the Q3 2023 Form 10Q.

As always, management is dedicated to continuous improvement, pursuit of growth, and commitment to our shareholders.

Recent Developments

In January 2024, we acquired RevenueZen.com, an online service provider that works with B2B brands to grow their organic and referral traffic. ReveueZen offers B2B marketing services such as search-engine optimization, Linkedin marketing and content marketing. RevenueZen enjoys a strong reputation in its field, specializing in working with startups, healthcare, professional services, renewable energy, and financial services businesses, among others. Our Company holds an 88% ownership stake in RevenueZen, while RevenueZen founders received a 12% roll-over equity interest and will serve in leadership roles in the Onfolio-owned RevenueZen team.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors at a portfolio company level:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

•	our ability to effectively utilize a combination of cash, debt such as seller’s notes, and preferred shares when negotiating and structuring future deals;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Components of Results of Operations

The Company reported a net loss of $8,144,821, which includes $5,291,055 in non-cash expenses, for the year ended December 31, 2023 compared to a net loss of $4,234,357, which includes $1,155,083 in non-cash expenses, for the year ended December 31, 2022. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Year Ended December 31,		$ Change from prior	% Change from prior
	2023	2022	year	year
Revenue, services	$1,496,038	$544,822	$951,216	175%
Revenue, product sales	3,743,948	1,674,993	2,068,955	124%
Total Revenue	5,239,986	2,219,815	3,020,171	136%

Revenue increased by $3,020,171, or 136% for the year ended December 31, 2023 compared to 2022. The increase is primarily due to revenue from our three acquisitions completed during the fourth quarter of fiscal 2022, which increased revenue by approximately $2,500,000, including approximately $1,800,000 in digital product sales along with an increase of approximately $640,000 from Contentellect, acquired in the first quarter of fiscal 2023. This increase was offset by a decline in product sales and advertising revenue from MightyDeals and other pre-IPO assets.

Cost of Revenue

	For the Year Ended December 31,		$ Change from prior	% Change from
	2023	2022	year	prior year
Cost of revenue, services	$837,888	$356,957	$480,931	135%
Cost of revenue, product sales	1,159,267	664,405	494,862	74%
Total Cost of Revenue	1,997,155	1,021,362	975,793	96%

Cost of revenue increased by $975,793, or 96%, due to the increase resulting from the Company’s recent acquisitions. The Company’s gross profit margins increased in the current period compared to the prior period due to the Company’s efforts to streamline operations and create efficiencies, and due to the increased sales from digital product sales with higher margins in the new businesses. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses increased by $1,768,823 or 41% during the year ended December 31, 2023 as compared to 2022. The increase was primarily due to an increase in advertising and marketing costs of $1,200,000, which includes the impact of new businesses acquired in late 2022 and early 2023, an increase in amortization expense of $615,000 associated with the acquired intangible assets not present in the comparable period, a $90,000 increase in other general and administrative costs including stock-based compensation, travel, merchant fees, and increased costs related to being a public company of $279,000, offset by a decrease in payroll and contractor costs of $85,000

Our general and administrative expenses consist primarily of consulting related expenses paid to contractors, stock-based compensation, advertising and marketing costs, and other expenses. In the near future, our general and administrative expenses may continue to increase to support business growth. Over the long term, we aim to have general and administrative expenses decreasing as a percentage of revenue.

Professional Fees and Acquisition Costs

Professional fees increased by $650,469, or 128% during the year ended December 31, 2023 compared to 2022 primarily due to increased due to increased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $326,899 during the year ended December 31, 2023 compared to $527,792 during the year ended December 31, 2022, including audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Impairment Loss

During the year ended December 31, 2023, after taking into account the lower than expected performances of the following businesses and the rising interest rates, the Company recognized impairment losses of $2,061,763 related to the BCP Media Acquisition, $580,284 related to the BWPS Acquisition, and $420,532 related to the SEO Butler Acquisition, $700,000 related to Mighty Deals website domains and $84,000 related to Pretty Neat Creative, operating under Onfolio Crafts LLC, and $105,937 related to various website domains operating under Onfolio Assets LLC for total aggregate impairment expense $3,952,516. Management has a process to evaluate the viability and profitability of each business. If and when management concludes that a business has a significantly reduced future value, management will assess the asset for possible impairment in the quarter management reaches that conclusion.

Other Income and Expense

Total other income was $92,778 for the year ended December 31, 2023 compared to other expense of $123,212 for the year ended December 31, 2022. The increase in other income was driven by higher interest income on the Company’s increased cash balances from funds raised in the Company’s initial public offering in the third quarter of 2022, and an impairment loss on sale of assets in 2022 not seen in 2023.

Liquidity and Capital Resources

As of December 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $982,261 which was mainly on account of raising capital from sale of common stock and warrants in our IPO of $12,255,470. In addition, the Company has raised $600,000 during a private offering of Preferred stock and repaid $2,439,000 on its acquisition-related notes payable.

The Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Accordingly, our auditor has concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements appearing at the end of this annual report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties related to our ability to operate on a going concern basis. In its report on our financial statements for the years ended December 31, 2023 and 2022, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and negative cash flows since inception and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. We believe that our cash and cash equivalents as of December 31, 2023, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Operating Activities

Net cash used in operating activities was $2,751,838 and $2,870,893 for the years ended December 31, 2023 and 2022. The slight decrease was primarily from Company’s efforts to streamline costs, partially offset by the increased general and administrative costs from the acquired businesses for a full year compared to partial periods in the year ended December 31, 2022.

Investing Activities

Net cash used in investing activities was $850,000 and $4,283,219 for the years ended December 31, 2023 and 2022. For the year ended December 31, 2023, the Company used $850,000 to acquire a single business during the first quarter. During 2022, the Company used $4,261,413 to acquire three businesses during the fourth quarter, $67,500 in additional investments in the JVs which, offset by $45,694 of proceeds from the sale of a website.

Financing Activities

Cash flows from financing activities was cash used of $2,156,650 and cash provided of $12,109,373 for the years ended December 31, 2023 and 2022. During the year 2023, we raised $565,000 from the sales of preferred stock in a private exempted offering, which was offset by the repayment of the acquisition notes payable of $2,439,000, payments of preferred dividends of $213,691, and payments on note payables of $68,959 During the year 2022, we raised $12,104,667 in net proceeds from our initial public offering, $321,500 from sales of preferred stock in a private exempted offering, and $44,000 of proceeds from notes payable, which were partially offset by dividend payments of $142,239, payments on notes payable of $3,555 and payment of the contribution towards its investment in JV IV of $215,000.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of December 31, 2023.

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

The current investment in unconsolidated affiliates accounted for under the equity method consists of a 35.8% in interest in Onfolio JV IV, LLC (“JV IV”), which is involved in the acquisition, development and operation of online businesses to produce advertising revenue. The initial value of an investment in an unconsolidated affiliate accounted for under the equity method is recorded at the fair value of the consideration paid.

Variable Interest Entities

Variable interest entities (“VIEs”) are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIE. The Company is not considered the primary beneficiary of any VIE’s as the joint ventures do not qualify as variable interest entities under the requirements of ASC 810, as the joint ventures 1) have sufficient equity to finance its activities; 2) have equity owners that as a group have the characteristics of a controlling financial interest in the business, through the ability to vote on a majority basis to change the managing member of the respective joint ventures, and 3) are structured with substantive voting rights. The Company accounts for its investments in the joint ventures under either the cost or equity method based on the equity ownership in each entity.

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

The Company primarily earns revenue through website management, advertising and content placement on its online businesses, and product sales. Management services revenue is earned and recognized on a monthly basis as the services are provided. Advertising and content revenue is earned and recognized once the content is presented on the Company’s sites in accordance with the customer requirements. Product sales are recognized at the time the product is shipped to the customer.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2023. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are not effective due to material weaknesses in our internal control over financial reporting as identified below:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with this Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2023, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective, due to the material weakness in our internal control over financial reporting that exists as of December 31, 2023. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, management is working towards remediation of these weaknesses in 2024 including addition of accounting personnel and to evaluate and implement procedures that will strengthen our internal controls. While we believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting, there is no assurance that we will demonstrate sufficient improvement that the material weakness will be remediated. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our Company to provide only management’s attestation in this Annual Report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Year First Elected Director	Positions/Committees	Independent
Dominic Wells	38	2020	Chief Executive Officer, Chief Revenue Officer, Secretary, Treasurer, Director (Chair of Board)	no
Esbe van Heerden	31		Chief Financial Officer, President
Adam Trainor	39		Chief Operations Officer
Andrew Lawrence	53	2022	Director, Compensation Committee, Nominating and Corporate Governance Committee (Chair)	yes
David McKeegan	48	2022	Director, Compensation Committee, Audit Committee, Nominating and Corporate Governance Committee	yes
Robert J. Lipstein	68	2022	Director, Audit Committee (Chair)	yes
Mark N. Schwartz	69	2022	Director, Audit Committee, Compensation Committee (Chair)	yes

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

Esbe van Heerden. Esbe van Heerden has served as our President since February 1, 2022 and on November 6, 2023 was appointed to serve as the Company’s Chief Financial Officer, where she is responsible for implementing and developing our Company’s shorter term business strategy and our Company’s budgeting and performance tracking. Previously, she served as our Chief Operations Officer August 2020 to January 31, 2022, and as Chief Operations Officer of Onfolio LLC since May 2019. During her time at our Company, Ms. van Heerden has overseen an expansion from five team members, to 32, and monthly recuring revenue (MRR) growth of more than 700%. She joined our Company after successfully building a boutique publishing house, NonFiction LLC, that helped CEOs and consultants succeed in publishing their books. From June 2016 to December 2018, Ms. van Heerden built out the systems to guide new authors through the writing and publishing process, and grew to a team of 15+ staff members. Ms. van Heerden completed a triple major: a BSc in Biomedical Science, a BSc in Molecular Biology, as well as a BS in Forensic Biology and Toxicology, and was awarded the Vice-Chancellor’s Commendation for Academic Excellence. She graduated in 2015 from Murdoch University, Australia.

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

Robert J. Lipstein. Robert J. Lipstein has served as a director since March 2022. In 2021, Mr. Lipstein joined the board of directors of Firstrust Bank and since 2019 has been a board member of Seacoast Banking Corporation of Florida (NASDAQ:SBCF) where he chairs its Audit Committee and is a member of the Enterprise Risk Management Committee, a member of the Directors Credit Risk Committee and a member of the Information Technology committee. Since 2017 he has been a board member of Einstein Healthcare Network. Mr. Lipstein joined the board of directors in of Infrasight Software in 2020, a start-up venture that provides software that powers Hybrid IT and Multi-Cloud business decisions. Mr. Lipstein previously served as an independent board member of Ocwen Financial (NYSE), a mortgage loan servicer where he was a member of the Audit Committee and Compensation Committee from 2017 to 2020. In addition, he is a retired KPMG senior partner where he held numerous leadership roles including, Global Partner in Charge of Sarbanes Oxley Services, Global Managing Partner of IT Business Services, Partner in Charge of KPMG’s financial service practice and partner in charge of KPMG’s advisory practice for the Mid-Atlantic region. Mr. Lipstein’s qualifications to serve on our Board include his experience as a public and private company board member and as a certified public accountant, in addition to his over 40 years of diversified business experience. He is a graduate of the University of Pennsylvania Director Institute, an Emeritus member of the Weinberg Center for Corporate Governance and he earned a Bachelor’s degree in Accounting from the University of Delaware.

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

Code of Conduct

Our Company has adopted a code of ethics and business conduct applicable to its employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of Nasdaq. A copy of this code of ethics and business conduct is available on our principal corporate website located at https://www.onfolio.com. Requests for a copy of the code of ethics and business conduct should be directed to Investor Relations, Onfolio Inc., 1007 North Orange Street, 4th Floor Wilmington, Delaware 19801. Any substantive amendments or waivers of the code of conduct or any similar code(s) subsequently adopted for senior financial officers may be made only by our Board and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of Nasdaq, including by posting such information on our Company’s website or by filing a Form 8-K.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent shareholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements with the following exception: Yury Byalik, our former Head of Strategy & Acquisitions, filed one late Form 4 reflecting one late transaction.

Item 11. Executive Compensation

The compensation committee of our Board of Directors oversees, reviews and approves all compensation decisions relating to our named executive officers.

The table below summarizes all compensation awarded to, earned by, or paid to our 2023 named executive officers for the fiscal years ended December 31, 2023 and 2022. Our 2023 named executive officers are: Dominic Wells, Esbe van Heerden, Rob te Braake,Yury Byalik, and Adam Trainor.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers that earned more than $100,000 for the fiscal years ended December 31, 2023 and 2022:

				Stock	Option	All
Name	Year(1)	Salary	Bonus(2)	Awards(3)	Awards(3)	Other Compensation	Total
		$	$	$	$	$	$
Dominic Wells	2023	150,000	-	-	-	-	150,000
Chief Executive Officer, Chief Revenue Officer, Secretary, Treasurer, Director	2022	150,000	-	-	-	-	150,000

Esbe van Heerden	2023	125,000	-	-	-	-	120,000
President and Chief Financial Officer	2022	120,000	-	-	-	-	120,000

Rob te Braake	2023	120,000	-	-	1,760	-	121,760
Interim Chief Financial Officer

Yury Byalik,	2023	95,385	24,489		-	-	119,874
Head of Strategy and Acquisitions	2022	84,000	-		-	-	84,000

Adam Trainor	2023	108,000	-	-	40,660	-	148,660
Chief Operations Officer	2022	96,000	-	-	92,432	-	188,432

___________________________

1.

Rob te Braake served as our Interim Chief Financial Officer from January 1, 2023 to November 1, 2023. Esbe van Heerden was appointed as our Chief Financial Officer effective November 1, 2023. Mr. Byalik resigned as our Head of Strategy and Acquisitions on December 8, 2023.

2.	The amounts in this column reflect earned bonus awards by our named executive officers.
3.	The grant date fair value of the stock awards and option awards computed in accordance with ASC Topic 718.

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

Esbe van Heerden Employment Agreement.

Our Company entered into an employment agreement dated February 1, 2022, with Ms. van Heerden as its President providing for an annual salary of $120,000 per year. On November 1, 2023, our Company entered into a new employment agreement with Ms. van Heerden as its Chief Executive Officer and President. Pursuant to the agreement, Ms. van Heerden receives an annual salary of $150,000, which is paid semi-monthly in accordance with our Company’s normal payroll procedures. Ms. van Heerden is also eligible to receive certain employee benefits and bonuses under any bonus plan program that may be established by our Board of Directors.

Rob te Braake Employment Agreement.

Our Company entered into an employment agreement dated January 1, 2023, with Mr. te Braake as its Interim Chief Financial Officer for an annual salary of $144,000 to be paid semi-monthly in accordance with our Company’s normal payroll procedures. Mr. te Braake was also eligible to receive certain employee benefits and bonuses under any bonus plan program that may be established by our Board of Directors. Mr. te Braake resigned as our Interim Chief Financial Officer  on November 1, 2023.

Yury Byalik Employment Agreement

Our Company entered into an employment agreement dated September 1, 2021, with Mr. Byalik as its Head of Strategy and Acquisitions providing for an annual salary of $84,000 per year, which was increased to $96,000 per year on January 1, 2023.  paid semi-monthly in accordance with our Company’s normal payroll procedures. Pursuant to his agreement, Mr. Byalik was also eligible to receive certain employee benefits and bonuses under any bonus plan program that may be established by our Board of Directors

Adam Trainor Employment Agreement.

Our Company entered into an employment agreement dated February 1, 2022, with Mr. Trainor as its Chief Operations Officer providing for an annual salary of $96,000 per year. On January 1, 2023, Mr. Trainor received an increase to his salary. Pursuant to the agreement, Mr. Trainor receives an annual salary of $108,000, which is paid semi-monthly in accordance with our Company’s normal payroll procedures. Mr. Trainor is also eligible to receive certain employee benefits and bonuses under any bonus plan program that may be established by our Board of Directors. Additionally, in connection with his employment with the Company, Mr. Trainor was granted 21,000 non-qualified stock options pursuant to the Company’s 2020 Plan. The options have an exercise price of $5.95 per share.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2023, our latest fiscal year end:

	Option Awards					Stock Awards
	Number of securities underlying unexercised		Option	Option	Initial	Number of shares or units of stock that	Market value of shares or units of stock that
	options(#)		exercise	expiration	vesting	have not	have not
Name	Exercisable	Unexercisable	price($)	date	date	vested	vested

Dominic Wells	-	-	-	-	-	-	-
Esbe van Heerden	-	-	-	-	-	-	-
Adam Trainor	4,200	-	5.95	1/1/25	1/1/22			(1)
	14,784	2,016	5.95	2/28/25	2/28/22	-	-	(2)

1.	Vest over a period of one and a half years at the rate of 252 per month beginning on January 1, 2022.
2.	Vest over a period of two years at the rate of 672 per month beginning on February 28, 2022.

Director Compensation

Compensation for our directors is discretionary and is reviewed from time to time by our Board of Directors. Any determinations with respect to Board compensation are made by our Board of Directors. During Fiscal year 2023, each of our independent directors who serve on our Board received a quarterly stipend of $5,000 payable in cash. Each director also received 15,000 common stock options with an exercise price of $1.27 and a term of 10 years. Additionally, the chair of our audit committee receives an additional quarterly stipend of $2,500 payable in cash. All directors are also entitled to reimbursement for travel expenses for attending director meetings.

The following table summarizes compensation earned by our Company’s directors for the year ended December 31, 2023. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of our Company.

Name	Fees earned or paid in Cash ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dominic Wells(1)	—	—	—	—	—	—	—
Andrew Lawrence	20,000	—	13,952	—	—	—	33,952
David McKeegan	20,000	—	13,952	—	—	—	33,952
Robert J. Lipstein	30,000	—	13,952	—	—	—	43,952
Mark N. Schwartz	20,000	—	13,952	—	—	—	33,952

———————

1.	Serves as an executive officer and a director, but receives no additional compensation for serving as a director.

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

Additionally, we have adopted a Nasdaq compliant compensation recovery policy (a “clawback policy”) that applies to incentive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2024 the stock ownership of (1) each person or group known to our Company to beneficially own 5% or more of our common stock and (2) each director and Named Executive (as set forth in Item 11. Executive Compensation) individually, and (3) all directors and executive officers of our Company as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Onfolio Holdings Inc., 1007 North Orange Street, 4th Floor, Wilmington, DE 19801.

Common Stock
Name of Beneficial Owner	Number Of Shares Beneficially Owned	Percentage of Class (1)(2)
Directors and Named Executive Officers
Dominic Wells(3) , CEO, CRO, Director (Chair of Board)	1,572,431	30.79%
Esbe van Heerden(4), President, CFO	252,000	4.93%
Yury Byalik(5), Head of Strategy and Acquisitions	12,833	* %
Adam Trainor(6) Chief Operations Officer	21,000	*
Rob te Braake, Interim Chief Financial Officer (7)	61,865	1.21%
Andrew “A.J.” Lawrence, Director	15,000	*
David McKeegan, Director	15,000	*
Robert J. Lipstein, Director	15,000	*
Mark Schwartz, Director	15,000	*
All Executive Officers and Directors as a Group (9 individuals)	1,993,264	39.03%

_____________

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

(2)	Based on 5,107,395 shares of common stock outstanding on March 31, 2024.
(3)	Includes 406,931 warrants to purchase common stock with an exercise price of $5 per shar, expiring August 30, 2027
(4)

Ms. van Heerden was issued 252,000 restricted shares of common stock which vest over a period of three years at the rate of 1/36th beginning on August 1, 2020. She has voting rights with respect to all of her shares.

(5)	Mr. Byalik resigned as our Head of Strategy and Acquisitions on December 8, 2023.
(6)	Represents 21,000 options exercisable within 60 days from March 31, 2024.
(7)	Mr. te Braake resigned from all positions with our Company on November 1, 2023. Includes 20,000 options exercisable within 60 days of March 31, 2024.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

From time to time, the Company pays expenses directly on behalf of the Joint Ventures that it manages and receives funds on behalf of the joint ventures. As of December 31, 2023 and 2022 the balances due from related parties were $93,372 and $54,858 included in current liabilities. During the year ended December 31, 2022, the Company paid the $215,000 related to the Company’s capital contribution for its equity interest in JV IV.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of December 31, 2023 and 2022, the Company was owed $36,994 and $36,854 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties.

For additional information, see Note 8 – Related Party Transaction to our audited financial statements appearing elsewhere in Report on Form 10-K.

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

Director Independence

In March 2023, our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each of our directors. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Andrew “A.J.” Lawrence, David McKeegan, Robert J. Lipstein, and Mark Schwartz are “independent directors” as defined under applicable NASDAQ Stock Market Rules and Exchange Act Rules. In making such determination, our Board of Directors considered the relationships that each such non-employee director has/had with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining his/her independence, including the beneficial ownership of our capital stock by each non-employee director. The one member of our Board of Directors who is not an “independent director” is Dominic Wells as a result of his executive officer status with our Company.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for professional services by BF Borgers CPA PC during 2023 and 2022 were as follows:

	2023	2022

Audit Fees	$187,000	$142,700
Audit-Related Fees	$74,250	$211,700
Tax Fees	-	-
All Other Fees	—	—

Audit Fees are the aggregate fees billed during the years ended December 31, 2023 and December 31, 2022 for professional services rendered by BF Borgers CPA PC for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by BF Borgers CPA PC in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are the aggregate fees billed during the years ended December 31, 2023 and December 31, 2022 for assurance and related services rendered by BF Borgers CPA PC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above. For 2023, these fees primarily consist of audit fees paid relating to acquisitions we ultimately did not make. For 2022, these fees include $43,200 in audit fees paid relating to acquisitions we ultimately did not make.

Tax Fees are the aggregate fees billed during the years ended December 31, 2023 and December 31, 2022 for tax compliance services rendered by BF Borgers CPA PC.

All Other Fees are the aggregate fees billed during the years ended December 31, 2023 and December 31, 2022 for products and services provided by BF Borgers CPA PC, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

All the services performed by BF Borgers CPA PC that are described above were pre-approved by the Company’s audit committee. The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended on BF Borgers CPA PC’s engagement to audit the Company’s financial statements for the years ended December 31, 2023 and December 31, 2022 were attributed to work performed by persons other than BF Borgers CPA PC’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
2.1	Asset Purchase Agreement - Contentellect	Incorporated by reference to our Form 8-K filed on 01/17/2023
2.2	Asset Purchase Agreement - RevenueZen	Incorporated by reference to our Form 8-K filed on 01/04/24
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
3.2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 08/16/22
3.3	Amended and Restated Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/26/22
4.1	Warrant Agency Agreement, dated August 30, 2022, between the Company and VStock Transfer LLC	Incorporated by reference to Company’s Form 8-K filed with the SEC on 8/30/22
4.2	Form of Warrant Agreement (included in Exhibit 4.1)	Incorporated by reference to Company’s Form 8-K filed with the SEC on 8/30/2022
4.3	Form of Representative’s Warrant	Incorporated by reference to Company’s Form 8-K filed with the SEC on 7/25/22
4.4	Warrant - BCP MEDIA, Inc.	Incorporated by reference to our Form 8-K filed on 10/19/22
4.5	Form of Stock Certificate	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 5/13/22
4.6	Description of Registrant’s Securities	Filed Herewith
10.1	2020 Equity Incentive Plan	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 9/20/22
10.2	2020 Equity Incentive Plan Amendment No 1	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 8/1622
10.3	Form of Non-Qualified Stock Option Agreement – Employees	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.4	Form of Stock Option Exercise Agreement - Employees	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.5	Form of Non-Qualified Stock Option Award Agreement - Consultants	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.6	Form of Stock Option Exercise Agreement - Consultants	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22

10.7	Form of Non-Qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.8	Form of Stock Option Exercise Agreement - Non Employee Directors	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.9	Form of Restricted Stock Award Agreement - Directors	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.10	Nonemployee Director Compensation Policy 2023	Filed Herewith
10.11	Employment Agreement dated as of August 1, 2020, by the Company and Dominic Wells	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.12	Employment Agreement dated as of January 1, 2022, by the Company and Dominic Wells	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.13	Employment Agreement dated as of February 1, 2022, by the Company and Esbe van Heerden	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.14	Employee Agreement dated as of November 1, 2023, by the Company and Esbe van Heerden	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 11/06/23
10.15	Employment Agreement dated as of September 1, 2021, by the Company and Yury Byalik	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.16	Employment Agreement dated as of February 1, 2022, by the Company and Adam Trainor	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.17	Employment Agreement dated as of January 1, 2023, by the Company and Robert te Braake	Filed Herewith
10.18	Form of Director and Officer Indemnification Agreement Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.19	Promissory Note - RevenueZen	Incorporated by reference to our Form 8-K filed on 01/04/24
14.1	Code of Ethics and Business Conduct	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 05/13/22
21.1	Subsidiaries of the Registrant	Filed herewith
22.1	List of issuer and guarantor subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm – BF Borgers CPA PC	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished
97.1	Clawback Policy	Filed Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None

Appendix A

Financial Statements

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Onfolio Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Onfolio Holdings, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCOAB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

April 1, 2024

FINANCIAL STATEMENTS

Onfolio Holdings, Inc.
Consolidated Balance Sheets

	December 31	December 31
	2023	2022
Assets

Current Assets:
Cash and cash equivalents	$982,261	$6,701,122
Accounts receivable, net	90,070	137,598
Inventory	92,637	105,129
Prepaids and other current assets	111,097	212,180
Total Current Assets	1,276,065	7,156,029

Intangible assets	3,110,204	3,864,618
Goodwill	1,167,194	4,209,126
Due from related party	150,974	111,720
Investment in unconsolidated joint ventures, cost method	154,007	154,007
Investment in unconsolidated joint ventures, equity method	273,042	280,326

Total Assets	$6,131,483	$15,775,826

Liabilities and Stockholder’s Equity

Current Liabilities:
Accounts payable and other current liabilities	$493,816	$550,454
Dividends payable	68,011	54,404
Acquisition notes payable	17,323	2,456,323
Notes payable	-	68,959
Contingent consideration	60,000	60,000
Deferred revenue	149,965	113,251
Total Current Liabilities	789,115	3,303,391

Total Liabilities	789,115	3,303,391

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 92,260 and 69,660 issued and outstanding at December 31, 2023 and 2022;	93	70
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,107,395 issued and outstanding at December 31, 2023 and 2022;	5,108	5,110
Additional paid-in capital	21,107,311	19,950,774
Accumulated other comprehensive income	182,465	96,971
Accumulated deficit	(15,952,609)	(7,580,490)
Total Stockholders’ Equity	5,342,368	12,472,435

Total Liabilities and Stockholders’ Equity	$6,131,483	$15,775,826

The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2023	2022

Revenue, services	$1,496,038	$544,822
Revenue, product sales	3,743,948	1,674,993
Total Revenue	5,239,986	2,219,815

Cost of revenue, services	837,888	356,957
Cost of revenue, product sales	1,159,267	664,405
Total cost of revenue	1,997,155	1,021,362

Gross profit	3,242,831	1,198,453

Operating expenses
Selling, general and administrative	6,040,688	4,271,865
Professional fees	1,160,410	509,941
Impairment of goodwill and intangible assets	3,952,433	-
Acquisition costs	326,899	527,792
Total operating expenses	11,480,430	5,309,598

Loss from operations	(8,237,599)	(4,111,145)

Other income (expense)
Equity method income	13,190	34,432
Dividend income	1,610	3,193
Interest income (expense), net	75,041	(2,152)
Other income	2,937	13,223
Impairment of investments	-	(137,602)
Loss on sale of asset	-	(34,306)
Total other income	92,778	(123,212)

Loss before income taxes	(8,144,821)	(4,234,357)

Income tax (provision) benefit	-	-

Net loss	(8,144,821)	(4,234,357)

Preferred Dividends	(227,298)	(195,145)
Net loss to common shareholders	$(8,372,119)	$(4,429,502)

Net loss per common shareholder
Basic and diluted	$(1.64)	$(1.35)

Weighted average shares outstanding
Basic and diluted	5,107,395	3,285,934

The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2023 and 2022

	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated	Accumulated OtherComprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2021	56,800	$57	2,353,645	$2,354	$6,522,381	$(3,150,988)	$-	$3,373,804

Preferred shares for cash	12,860	13	-	-	321,487	-	-	321,500
Common stock sold for cash	-	-	2,753,750	2,754	12,101,913	-	-	12,104,667
Stock-based compensation	-	-	-	-	944,995	-	-	944,995
Warrants issued for acquisition	-	-	-	-	60,000	-	-	60,000
Preferred dividends	-	-	-	-	-	(195,145)	-	(195,145)
Foreign currency translation	-	-	-	-	-	-	96,971	96,971
Net loss	-	-	-	-	-	(4,234,357)	-	(4,234,357)

Balance, December 31, 2022	69,660	70	5,107,395	5,108	19,950,776	(7,580,490)	96,971	12,472,435
Preferred shares for cash	22,600	23	-	-	564,977	-	-	565,000
Stock-based compensation	-	-	-	-	591,558	-	-	591,558
Preferred dividends	-	-	-	-	-	(227,298)	-	(227,298)
Foreign currency translation	-	-	-	-	-	-	85,494	85,494
Net loss	-	-	-	-	-	(8,144,821)	-	(8,144,821)

Balance, December 31, 2023	92,260	$93	5,107,395	$5,108	$21,107,311	$(15,952,609)	$182,465	$5,342,368

The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023 and 2022

	2023	2022
Cash Flows from Operating Activities
Net loss	$(8,144,821)	$(4,234,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	591,558	944,995
Equity method income	(13,190)	(34,432)
Dividends received from equity method investment	20,474	33,488
Impairment of Cost method investment	-	51,894
Loss on sale of asset	-	34,306
Amortization of intangible assets	739,780	124,832
Impairment of intangible assets	3,952,433	-
Net change in:
Accounts receivable	47,528	(122,974)
Inventory	12,492	8,125
Prepaids and other current assets	101,083	(52,389)
Accounts payable and other current liabilities	(56,638)	325,706
Due to joint ventures	(39,251)	(9,730)
Deferred revenue	36,714	60,123
Due to related parties	-	(480)

Net cash used in operating activities	(2,751,838)	(2,870,893)

Cash Flows from Investing Activities
Proceeds from sale of intangible assets	-	45,694
Cash paid to acquire businesses	(850,000)	(4,261,413)
Investments in joint ventures	-	(67,500)
Net cash used in investing activities	(850,000)	(4,283,219)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	12,104,667
Proceeds from sale of Series A preferred stock	565,000	321,500
Payments of preferred dividends	(213,691)	(142,239)
Payment of contribution to joint venture note payable	-	(215,000)
Payments on acquisition note payable	(2,439,000)	-
Proceeds from notes payable	-	44,000
Payments on note payables	(68,959)	(3,555)

Net cash provided by financing activities	(2,156,650)	12,109,373

Effect of foreign currency translation	39,627	35,543

Net Change in Cash	(5,718,861)	4,990,804
Cash, Beginning of Period	6,701,122	1,710,318

Cash, End of Period	982,261	$6,701,122

Cash Paid For:
Income Taxes	$-	$-
Interest	$68,938	$7,082

Non-cash transactions:
Notes payable issued for asset acquisitions	$-	$2,439,000

The accompanying notes are an integral part of these consolidated financial statements

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

Onfolio Holdings, Inc. (“Company”) was incorporated on July 20, 2020 under the laws of Delaware to acquire and development high-growth and profitable internet businesses. The Company primarily earns revenue through website management, advertising and content placement on its online businesses, and product sales on certain sites. The Company owns multiple online businesses and manages online businesses on behalf of certain unconsolidated entities in which it holds equity interests.

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

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, WP Folio, LLC, Proofread Anywhere, LLC, Contentellect, LLC, SEO Butler Limited, Onfolio Crafts LLC, and RevenueZen, LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

The current investment in unconsolidated affiliates accounted for under the equity method consists of a 35.8% interest in OnFolio JV IV, LLC (“JV IV”), which is involved in the acquisition, development and operation of online businesses to produce adverting revenue.

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

The Company primarily earns revenue through website management, digital services, advertising and content placement on its online businesses, product sales, and digital product sales. Management services revenue is earned and recognized on a monthly basis as the services are provided. Advertising and content revenue is earned and recognized once the content is presented on the Company’s sites in accordance with the customer requirements. Product sales are recognized at the time the product is shipped to the customer. In certain circumstances, products are shipped directly by a supplier to the end customer at the Company’s request. The Company determined that it is the primary obligor in these contracts due to being responsible for fulfilling the customer contract, establishing pricing with the customer, and taking on credit risk from the customer. The Company recognizes revenue from these contracts with customers on a gross basis. Digital product sales represent electronic content that is transferred to the customer at time of purchase. The Company also earns revenue from online course subscriptions that may have monthly or annual subscriptions. In circumstances when a customer purchases an annual subscription upfront, the Company defers the revenue until the performance obligation has been satisfied. As of December 31, 2023, the Company has $149,965 in deferred revenue related to unsatisfied performance obligations that are expected to be recognized during fiscal 2024.

The following table presented disaggregated revenue information for the years ended December 31, 2023 and 2022:

	For the Year ended December 31, 2023	For the Year ended December 31, 2022
Website management	$125,577	$296,211
Advertising and content revenue	1,370,461	248,611
Product sales	661,538	609,776
Digital Product Sales	3,082,410	1,065,217
Other	-	-
Total revenue	$5,239,986	$2,219,815

The Company does not have any single customer that accounted for greater than 10% of revenue during the years ended December 31, 2023 and 2022.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of December 31, 2023 or 2022.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2023 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However, there is no assurance of additional funding being available.

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

From the period of acquisition of the Contentellect Business through December 31, 2023, the Company generated a total revenue and net loss of $642,735 and $27,258, respectively. The net loss included $194,792 of intangible asset amortization expenses.

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

The aggregate fair value of consideration for the SEO Butler Acquisition was as follows:

Schedule of preliminary Fair value Acquisition
Amount
Cash paid to seller	950,000
Total preliminary consideration transferred	$950,000

The following information summarizes the allocation of the fair values assigned to the assets acquired at the acquisition date:

Schedule Of Recognized Identified Assets Acquired And Liabilities
Cash Acquired	$38,587
Other Current assets	14,858
Website domains	70,000
Customer relationships	322,000
Trademarks and Trade Names	90,000
Non-Compete agreement	30,000
Goodwill	407,888
Accounts payable and other accrued liabilities	(2,205)
Deferred revenue	(21,128)
Net assets acquired	$950,000

From the period of acquisition of SEO Butler through December 31, 2023, the Company generated total revenue and net loss of $1,214,111 and $298,088, respectively. The net loss included $123,285 of intangible asset amortization expenses, as well as $420,449 of intangibles impairment.

BCP Media Acquisition

On October 13, 2022, the Company entered into an Asset Sale and Purchase Agreement (“BCP Asset Purchase Agreement”) with BCP Media, Inc., a Florida corporation (“BCP Media”), and Caitlin Pyle and Cody Lister, principals of BCP Media.

Pursuant to the BCP Asset Purchase Agreement, the Company purchased from BCP Media, substantially all the Proofreading Business (defined below) assets of BCP Media and assigned the acquired assets to the Company, which, pursuant to the BCP Asset Purchase Agreement and certain ancillary agreements, will operate the business of online proofreading training (the “Proofreading Business”) via the following online businesses: ProofreadAnywhere.com, WorkAtHomeSchool.com, and WorkYourWay2020.com.

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

The aggregate fair value of consideration for the BCP Media acquisition was as follows:

Schedule of preliminary Fair value Acquisition
Amount
Cash paid to seller	2,100,000
Notes payable issued to seller	2,399,000
Warrants to purchase common shares issued to seller	60,000
Total preliminary consideration transferred	$4,559,000

The following information summarizes the allocation of the fair values assigned to the assets acquired at the acquisition date:

Schedule Of Recognized Identified Assets Acquired And Liabilities
Website domains	$220,000
Customer relationships	813,000
Trademarks and Trade Names	330,000
Non-Compete agreement	80,000
Goodwill	3,116,000
Net assets acquired	$4,559,000

From the period of acquisition of BCP Media through December 31, 2023, the Company generated total revenue and net loss of $3,291,319 and $1,787,898, respectively. The net loss included $397,396 of intangible asset amortization expense, as well as $2,061,763 of intangibles impairment.

BWPS Acquisition

On October 3, 2022, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“ Hoang”). Pursuant to the Asset Purchase Agreement, the Company will purchase from Hoang, substantially all of the Seller’s assets utilized in the operation of the business of providing a suite of optimization, customization, privacy and security products and services for WordPress (“WordPress Website Business”), with the core Business offerings consisting of (i) the WordPress plugin known as PREVENT DIRECT ACCESS available via the website preventdirectaccess.com, and (ii) the WordPress plugin known as PASSWORD PROTECT WORDPRESS available via the website passwordprotectwp.com.

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

The aggregate fair value of consideration for the BWPS acquisition was as follows:

Schedule of preliminary Fair value Acquisition
Amount
Cash paid to seller	1,250,000
Notes payable issued to seller	40,000
Contingent liability for earn-out provision	60,000
Total preliminary consideration transferred	$1,350,000

The following information summarizes the allocation of the fair values assigned to the assets acquired at the acquisition date:

Schedule Of Recognized Identified Assets Acquired And Liabilities
Website domains	$130,000
Customer relationships	482,000
Trademarks and Trade Names	50,000
Non-Compete agreement	30,000
Goodwill	658,000
Net assets acquired	$1,350,000

From the period of acquisition of BWPS through December 31, 2023, the Company generated total revenue and net loss of $338,046 and $559,087, respectively. The net loss included $149,139 of intangible asset amortization expense, as well as $580,284 of intangibles impairment.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the year ended December 31, 2023 and 2022 as if the BCP Media, BWPS, SEO Butler, and Contentellect acquisitions occurred on January 1, 2022. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Year ended December 31,
	2023	2022
Revenue	$5,328,019	$5,469,361
Operating loss	(7,889,879)	(3,029,332)
Net loss	(7,797,101)	(3,165,942)
Net loss per common share	$(1.57)	$(0.96)
Weighted Average common shares outstanding	5,107,395	3,285,934

Impairment of Goodwill

During the year ended December 31, 2023, The Company recognized a goodwill impairment loss of $2,061,763 related to the BCP Media Acquisition, $580,284 related to the BWPS Acquisition, and $420,532 related to the SEO Butler Acquisition, for total aggregate goodwill impairment of $3,062,579 related to the above acquisitions, as a result of lower than expected cash flows from the acquired businesses and an increase in interest rates leading to a higher discount rate used.

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

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision making. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest.. Additionally, during the year ending December 31, 2020 the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II. The management fee to the Company described above was waived for fiscal years ended December 31, 2023 and 2022 due to lower operating results of JV II.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV II investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 related to the cost basis of JV III. The management fee to the Company described above was reduced to $500 for fiscal year ended December 31, 2022 due to lower operating results of JV III The management fee to the Company described above was waived for fiscal years ended December 31, 2023 due to lower operating results of JV III.

OnFolio Groupbuild 1 LLC (“Groupbuild”) was formed on April 22, 2020 under the laws of Delaware. The Company, as manager, is entitled to 20% of the profits of Groupbuild, and an annual management fee of $15,000. The Company was assigned a 20% interest in Groupbuild by the Company’s CEO on August 1, 2020.

Equity Method Investments

OnFolio JV IV, LLC (“JV IV”) was formed on January 3, 2020 under the laws of Delaware. The Company holds an equity interest of 35.8% in JV IV, and is the manager of JV IV. The Company acquired this interest on August 1, 2020 for $290,000 through issuance of a Note payable to the joint venture. The Company paid $215,000 during the years ended December 31, 2022. The manager of JV IV can be removed by a majority vote of the equity holders of JV IV.

The balance sheet of JV IV at December 31, 2023 included total assets of $842,794 and total liabilities of $11,823. Additionally, the income statement for JV IV for the years ended December 31, 2023 and 2022 included the following:

	For the Year ended December 31, 2023	For the Year ended December 31, 2022
Revenue	$52,108	$107,282
Net Income	$36,843	$92,513

The Company recognized equity method income of $13,190 and $34,432 during the years ended December 31, 2023 and 2022, and received dividends from JV IV of $20,473 and $33,488, which were accounted for as returns on investment.

NOTE 6 – INTANGIBLE ASSETS

The following table represents the balances of intangible assets as of December 31, 2023 and 2022;

	Estimated life	December 31, 2023	December 31, 2022
Website Domains	Indefinite	$418,323	$1,308,260
Website Domains	4 years	1,278,575	424,674
Customer relationships	4-6 years	1,656,447	1,638,502
Trademarks and Tradenames	10 years	481,026	476,010
Non-compete agreements	3 years	143,675	142,004
		397,804	3,989,450
Accumulated Amortization - Website domains		(326,490)	(23,834)
Accumulated Amortization - Customer Relationships		(422,608)	(78,514)
Accumulated Amortization - Trademarks / Tradenames		(59,713)	(11,484)
Accumulated Amortization - Non-Compete		(59,031)	(11,000)
Net Intangible		$3,110,204	$3,864,618

On May 2, 2022 the Company sold one its domain sites and related intellectual property for a purchase price of $45,694, and recognized a loss of $34,306 on the disposal. The Company also paid $7,392 in fees related to the transaction.

On October 13, 2022, the Company closed on its acquisition of the SEO Butler Acquisition. As part of the acquisition, the Company acquired assets related to the online businesses operated by SEO Butler. Pursuant to the purchase price allocation as further described in Note 4, the Company allocated $512,000, which is to be amortized over the estimated life of the assets ranging from 3-10 years.

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

During the year ended December 31, 2023, the Company recognized impairment losses of $889,937 of intangible assets, which was comprised of $700,000 related to the Mighty Deals website domains and $84,000 related to Pretty Neat Creative, operating under Onfolio Crafts LLC, and $105,937 related to various website domains operating under Onfolio Assets LLC.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of December 31, 2023:

Schedule of Future Minimum Annual Lease Commitments Under Operating Leases

For the year ended December 31, Schedule Of Recognized Identified Assets Acquired And Liabilities	Amount
2024	$756,419
2025	745,955
2026	635,746
2027	204,270
2028	167,171
Thereafter	182,320
Total remaining intangibles amortization	2,691,881

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

During the year ended December 31, 2023, the company issued 22,600 Series A Preferred Stock in exchange for $565,000 of cash proceeds.

During the year ended December 31, 2022, the company issued 12,860 Series A Preferred Stock in exchange for $321,500 of cash proceeds.

During the year ended December 31, 2023 and 2022, the company recognized $227,298 and $195,145 in dividends to the Series A shareholders, and made cash dividend payments of $213,691 and $142,239. As of December 31, 2023 and 2022, the Company has remaining unpaid dividends of $68,011 and $54,404.

As of December 31, 2023, there were 92,260 Series A preferred shares outstanding.

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

Common Share Awards

During the year ended December 31, 2020, the Company granted a total of 3,233,336 shares to various employees and consultants for services rendered. The Company recognized stock-based compensation expense of $447,248 and $766,656 related to the vesting of the share awards during the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the shares have vested in full and no additional expense is to be recognized related to these awards.

Stock Options

During the year ended December 31, 2023, the Company awarded an aggregate of 60,000 common stock options to the non-employee directors of the Company, of which 30,000 vested immediately, and 2,500 per quarter thereafter until fully vested. One consultant was awarded 36,000 options that vest monthly over a one year period. The fair value of the stock options was estimate using a black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of between 3.70% and 4.22%; 3) volatility of between 90.14% and 92.85% based on a group of peer group companies; and an expected term of five to ten years.

During the year ended December 31, 2022, the Company issued a total of 49,560 options to certain employees of the Company with an exercise price of $5.95, and an exercise term of three years. The Company estimated fair value of these options to be $4.41 per share using a Black-Scholes option pricing model, and the expense associated with the options will be recognized over the requite service period of 20 months. The Company also awarded an additional 23,100 options to certain employees of the Company, with an exercise price of $14.29 per share and an exercise term of three years. The Company estimated fair value of these options to be $3.63 per share using a Black-Scholes option pricing model, and the expense associated with the options will be recognized over the requite service periods of between 24 and 30 months. The fair value of the stock options was estimate using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 0.97% to 1.91%; 3) volatility of 127.7% to 129.5% based on a group of peer group companies; 4) a common stock price of $5.95 based on the most recent common stock sales for cash, and 5) an expected term of three years.

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2021	2,100	$4.36	$5.95
Granted	72,660	4.16	9.00
Exercised	-	-	-
Forfeited and cancelled	(14,910)	(4.36)	(6.19)
Outstanding at December 31, 2022	59,850	4.15	9.11
Granted	96,000	0.80	1.05
Exercised	-	-	-
Forfeited and cancelled	(22,661)	(4.01)	(13.68)
Outstanding at December 31, 2023	133,189	$1.80	$2.52
Exercisable at December 31, 2023	97,748	$2.14	$3.05

The weighted average remaining contractual life is approximately 7.24 years for stock options outstanding with no intrinsic value of as of December 31, 2023. The Company recognized stock-based compensation of $124,310 and $121,672 during the years ended December 31, 2023 and 2022, respectively. The Company expects to recognize an additional $30,249 of compensation cost related to options that are expected to vest.

Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2021	-	-	-
Granted	6,219,863	4.21	5.01
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at December 31, 2022	6,219,863	$4.21	$5.01
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at December 31, 2023	6,219,863	$4.21	$5.01
Exercisable at December 31, 2023	6,219,863	$4.21	$5.01

The weighted average remaining contractual life is approximately 3.64 years for stock warrants outstanding with no intrinsic value of as of December 31, 2023.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the Joint Ventures that it manages and receives funds on behalf of the joint ventures. As of December 31, 2023 and 2022 the balances due from related parties were $93,372 and $54,858 included in current liabilities. During the year ended December 31, 2022, the Company paid the $215,000 related to the Company’s capital contribution for its equity interest in JV IV.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of December 31, 2023 and 2022, the Company was owed $36,994 and $36,854 by the entities controlled by the Company’s CEO.

The Company recognized $40,000 of stock-based compensation for director compensation during the year ended December 31, 2022. As of December 31, 2023 and 2022, the Company had accrued $90,000 and $60,000 in cash compensation to the directors, included in accounts payable and other liabilities on the consolidated balance sheet.

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

On October 13, 2022, the Company entered into a short term financing agreement with a payment services provider for total principal of $82,490 and received cash proceeds of $73,000. The Company will pay 17% of its daily sales processed through the service provider until the total principal is repaid. As of December 31, 2023 and 2022 the Company owed $0 and $68,959, respectively.

On October 13, 2022, the Company entered into the BCP Note as part of the acquisition of BCP media. The BCP Note had a principal sum of $2,399,000, and matured on the one year anniversary from the date of the BCP Note. Interest on the outstanding principal balance of, and all other sums owing under the Loan Amount, was three percent (3%), compounded annually. The Loan Amount was payable as follows: (i) commencing on the date that was thirty (30) days from the date of the BCP Note, and continuing monthly on such same day thereafter, the Company made an interest only payment to BCP Media equal to $5,997.50 per month; and (ii) the entire Loan Amount, together with all accrued but unpaid interest thereon, was due and payable on the Maturity Date. During the year ended December 31, 2023, the Company repaid the principal balance of the loan in full.

NOTE 10 - INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 21%. The components of the income tax provision on the consolidated statements of operations is as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Current tax expense	$-	$-
Deferred tax expense (benefit)	-	-
Provision for income taxes, total	$-	$-

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Income tax benefit computed at the statutory rate	$(1,710,412)	$(889,215)
Permanent differences	1,109,592	235,561
Net operating loss carryforwards	600,821	653,654
Temporary differences	-	-
penalties and interest	-	-
Provision for income taxes, current	$-	$-

Temporary differences	$-	$-
Deferred tax provision (benefit)	$-	$-

The Company has the following operating loss carry forwards.

	As of	As of
	December 31, 2023	December 31, 2022
Net Operating loss carry forwards	$1,254,474	$918,400
Valuation allowance	(1,254,474)	(918,400)
Deferred tax assets	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events through March 31, 2024, the date these financial statements were available for issuance, and determined there were no events requiring disclosures, except as noted below.

On December 31, 2023, Onfolio Holdings Inc. (the “Company”) and RevenueZen LLC, a Delaware limited liability company (“RevenueZen Delaware”) and subsidiary of the Company entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) with RevenueZen LLC, an Oregon limited liability company (“RevenueZen”), for the purchase of substantially all of the assets utilized in the operation of the RevenueZen business. RevenueZen works with B2B brands to grow their organic and referral traffic. In addition, they provide and consult on content marketing services to help convert that traffic into paying customers. Services range from Search Engine Optimization (‘SEO’) to Linkedin marketing.

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, RevenueZen agreed to sell to RevenueZen Delaware the RevenueZen Business, all as more fully described in the Asset Purchase Agreement. The aggregate purchase price for the RevenueZen Business was $1,105,000, consisting of $240,000 in cash at closing, $425,000 in Onfolio Series A Preferred Shares, and a $440,000 11% interest only secured promissory note made by RevenueZen Delaware due December 31, 2025 (the “Promissory Note”). Additionally, for up to 12 months, additional earn-out payments could be paid to RevenueZen pursuant to the earn-out formula described in the Asset Purchase Agreement. In addition, five RevenueZen founders received a total of a 12% roll-over equity interest RevenueZen Delaware, and they will serve in leadership roles with the RevenueZen Delaware team. Also, certain of the founders received a total of 270,000 non-qualified stock options to purchase Company common shares at $0.51 per share pursuant to the Company’s 2020 Equity Compensation Plan.

The Company transferred consideration to the sellers of RevenueZen and obtained full control of the RevenueZen business in January 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONFOLIO HOLDINGS INC.

Registrant

By:	/s/ Dominic Wells
Dominic Wells,
Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominic Wells	Chief Executive Officer, Principal Executive Officer, Chair of the Board of Directors	April 1, 2024
Dominic Wells

/s/ Esbe van Heerden	Chief Financial Officer, President, Principal Financial and Accounting Officer	April 1, 2024
Esbe van Heerden

/s/ Andrew Lawrence	Director	April 1, 2024
Andrew Lawrence

/s/ David McKeegan	Director	April 1, 2024
David McKeegan

/s/ Robert J. Lipstein	Director	April 1, 2024
Robert J. Lipstein

/s/ Mark N. Schwartz	Director	April 1, 2024
Mark N. Schwartz

64