Form 10-Q
period 2024-03-31
Onfolio Holdings, Inc
filed 2024-05-20
CIK 1825452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of common stock outstanding as of May 20, 2024 was 5,107,395.

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

●	our ability to achieve significant revenues and sustained profitability;
●	impairment of goodwill and long-lived assets;
●	changes in customer demand;
●	our ability to develop our brands cost-effectively, to attract new customers and retain customers on a cost-effective basis;
●	our ability to compete in the markets in which our website participate;
●	our ability to make strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
●	our ability to continue to successfully manage our websites on a combined basis;
●	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
●	the occurrence of hostilities, political instability or catastrophic events and wars;
●	our ability to maintain the listing or trading of our common stock and warrants on the NASDAQ Capital Market and the potential impact on our business if we fail to do so;
●	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment;
●	risks related to, and the costs associated with, environmental, social and governance (ESG) matters, including the scope and pace of related rulemaking activity;
●	other risks to which our Company is subject; and
●	other factors beyond the Company’s control.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Part I Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2023 Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1. FINANCIAL STATEMENTS.

Onfolio Holdings, Inc.
Consolidated Balance Sheets
	March 31	December 31
	2024	2023
Assets	(Unaudited)

Current Assets:
Cash and cash equivalents	$529,777	$982,261
Accounts receivable, net	123,751	90,070
Inventory	92,520	92,637
Prepaids and other current assets	192,425	111,097
Total Current Assets	938,473	1,276,065

Intangible assets, net	4,060,049	3,110,204
Goodwill	3,095,937	1,167,194
Due from related party	147,414	150,971
Investment in unconsolidated entities, cost method	164,007	154,007
Investment in unconsolidated joint ventures, equity method	267,888	273,042

Total Assets	$8,673,768	$6,131,483

Liabilities and Stockholder’s Equity

Current Liabilities:
Accounts payable and other current liabilities	$460,426	$493,816
Dividends payable	79,534	68,011
Notes payable	791,580	17,323
Contingent consideration	1,929,000	60,000
Deferred revenue	184,249	149,965
Total Current Liabilities	2,753,789	789,115

Notes Payable	690,000	-
Total Liabilities	3,443,789	789,115

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 109,260 and 92,260 issued and outstanding at March 31, 2024 and December 31, 2023, respectively;	110	93
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,107,395 issued and outstanding at March 31, 2024 and December 31, 2023	5,108	5,108
Additional paid-in capital	21,620,181	21,107,311
Accumulated other comprehensive income	143,331	182,465
Accumulated deficit	(16,664,087)	(15,952,609)
Total Onfolio Inc. stockholders’ equity	5,104,643	5,342,368
Non-controlling interest	125,336	-
Total Stockholders' Equity	5,229,979	5,342,368

Total Liabilities and Stockholders' Equity	$8,673,768	$6,131,483

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenue, services	$723,551	$392,401
Revenue, product sales	863,351	959,333
Total Revenue	1,586,902	1,351,734

Cost of revenue, services	366,706	273,313
Cost of revenue, product sales	215,860	335,208
Total cost of revenue	582,566	608,521

Gross profit	1,004,336	743,213

Operating expenses
Selling, general and administrative	1,337,855	1,696,380
Professional fees	180,190	247,385
Acquisition costs	94,341	150,614
Total operating expenses	1,612,386	2,094,379

Loss from operations	(608,050)	(1,351,166)

Other income (expense)
Equity method income (loss)	(5,154)	6,888
Dividend income	-	1,269
Interest income (expense), net	(17,720)	56,132
Other income	427	2,802
Total other income	(22,447)	67,091

Loss before income taxes	(630,497)	(1,284,075)

Income tax (provision) benefit	-	-

Net loss	(630,497)	(1,284,075)
Net loss attributable to noncontrolling interest	664	-
Net loss attributable to Onfolio Holdings Inc.	(629,833)	(1,284,075)

Preferred Dividends	(81,645)	(51,025)
Net loss to common shareholders	(711,478)	(1,335,100)

Foreign currency translation loss	(39,134)	(7,481)
Total comprehensive loss	$(750,612)	$(1,342,581)

Net loss per common shareholder
Basic and diluted	$(0.14)	$(0.26)

Weighted average shares outstanding
Basic and diluted	5,107,395	5,110,196

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional	Accumulated	Accumulated Other Comprehensive	Non Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	Interest	Equity

Balance, December 31, 2023	92,260	$93	5,107,395	$5,108	$21,107,311	$(15,952,609)	$182,465	$-	$5,342,368
			-	-		-	-	-	-
Acquisition of Business	17,000	17	-	-	484,983	-	-	126,000	611,000
Sale of preferred stock for cash	400	-	-	-	10,000	-	-	-	10,000
Stock-based compensation	-	-	-	-	17,887	-	-	-	17,887
Warrants issued for acquisition	-	-	-	-		-	-	-	-
Preferred dividends	-	-	-	-	-	(81,645)	-	-	(81,645)
Foreign currency translation	-	-	-	-	-	-	(39,134)	-	(39,134)
Net loss	-	-	-	-	-	(629,833)	-	(664)	(630,497)

Balance, March 31, 2024	109,660	$110	5,107,395	$5,108	$21,620,181	$(16,664,087)	$143,331	$125,336	$5,229,979

Balance, December 31, 2022	69,660	70	5,107,395	5,108	19,950,776	(7,580,490)	96,971	96,971	12,472,435
Stock-based compensation	-	-	-	-	233,355	-	-	-	233,355
Preferred dividends	-	-	-	-	-	(51,025)	-	-	(51,025)
Foreign currency translation	-	-	-	-	-	-	(7,481)	-	(7,481)
Net loss	-	-	-	-	-	(1,284,075)	-	-	(1,284,075)

Balance, March 31, 2023	69,660	$70	5,107,395	$5,108	$20,184,131	$(8,915,590)	$89,490	$96,971	$11,363,209

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	2024	2023
Cash Flows from Operating Activities
Net loss	$(630,497)	$(1,284,075)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	17,887	233,355
Equity method income (loss)	5,154	(6,888)
Dividends received from equity method investment	-	8,377
Amortization of intangible assets	277,890	170,996
Net change in:
Accounts receivable	(33,681)	22,636
Inventory	117	14,828
Prepaids and other current assets	(81,328)	(29,275)
Accounts payable and other current liabilities	(33,390)	(207,776)
Due to joint ventures	3,557	(16,134)
Deferred revenue	34,284	71,987
Due to related parties	9,000	-

Net cash used in operating activities	(431,007)	(1,021,969)

Cash Flows from Investing Activities
Cash paid to acquire business	(240,000)	(850,000)
Investment in unconsolidated entities	(10,000)	-
Net cash used in investing activities	(250,000)	(850,000)

Cash Flows from Financing Activities
Proceeds from sale of Series A preferred stock	10,000	-
Payments of preferred dividends	(70,122)	(74,994)
Proceeds from notes payable	350,000	(40,000)
Payments on note payables	(25,743)	(20,332)

Net cash provided by financing activities	264,135	(135,326)

Effect of foreign currency translation	(35,612)	(30,305)

Net Change in Cash	(452,484)	(2,037,600)
Cash, Beginning of Period	982,261	6,701,122

Cash, End of Period	$529,777	$4,663,522

Cash Paid For:
Income Taxes	$-	$-
Interest	$18,360	$18,836

Supplemental Non-cash Disclosures
Promissory note issued for acquisition	$440,000	$-
Preferred stock issued for acquisition	$425,000	$-
The accompanying notes are an integral part of these consolidated financial statements

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

On October 25, 2023, the Company received a notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the closing bid price for the Company’s common stock had been below $1.00 per share for 30 consecutive business days, the Company was not in compliance with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). On April 23, 2024, Nasdaq’s Listing Qualifications Staff notified the Company that it has extended the time period for the Company to regain compliance with the Minimum Bid Requirement until October 21, 2024. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 or higher for a minimum of ten consecutive business days.

The Company intends to continue to actively monitor the closing bid price of the Company’s common stock and will evaluate all available options to regain compliance with the Minimum Bid Requirement. If the Company does not regain compliance within the additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Requirement during the 180-day additional compliance period or maintain compliance with the other Nasdaq listing requirements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information an in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

The consolidated financial statements of the Company include the accounts of its wholly owned and majority owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, Onfolio Management, LLC, WP Folio, LLC, Proofread Anywhere, LLC, Contentellect, LLC, Onfolio Management, LLC,SEO Butler Limited, and RevenueZen, LLC which is owned 88% by the Company. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation

The Company, and the majority of its subsidiaries, maintain their accounting records in U.S. Dollars. The Company’s operating subsidiary, SEO Butler, is located in the United Kingdom and maintains its accounting records in Great Britain Pounds, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates.

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

Variable Interest Entities

Variable interest entities (“VIEs”) are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIE. Management concluded that the joint ventures do not qualify as variable interest entities under the requirements of ASC 810, as the joint ventures 1) have sufficient equity to finance its activities; 2) have equity owners that as a group have the characteristics of a controlling financial interest in the business, through the ability to vote on a majority basis to change the managing member of the respective joint ventures, and 3) are structured with substantive voting rights. The Company accounts for its investments in the joint ventures under either the cost or equity method based on the equity ownership in each entity. The Company, through its subsidiary Onfolio Management LLC, is the manager of Onfolio Agency SPV, LLC (“OA SPV”). The Company does not hold any equity interest in OA SPV, but will receive 10% of any cash distributions paid by OA SPV to its members, when declared, as the management fee. The Company can be removed as manager of OA SPV through a unanimous vote of the members. The Company determined that the fees it may receive for its role as manager do not constitute a variable interest in OA SPV and will be accounted for as a revenue contract under ASC 606.

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

The Company primarily earns revenue through website management, digital services, advertising and content placement on its online businesses, product sales, and digital product sales. Management services revenue is earned and recognized on a monthly basis as the services are provided. Advertising and content revenue is earned and recognized once the content is presented on the Company’s sites in accordance with the customer requirements. Product sales are recognized at the time the product is shipped to the customer. In certain circumstances, products are shipped directly by a supplier to the end customer at the Company’s request. The Company determined that it is the primary obligor in these contracts due to being responsible for fulfilling the customer contract, establishing pricing with the customer, and taking on credit risk from the customer. The Company recognizes revenue from these contracts with customers on a gross basis. Digital product sales represent electronic content that is transferred to the customer at time of purchase. The Company also earns revenue from online course subscriptions that may have monthly or annual subscriptions. In circumstances when a customer purchases an annual subscription upfront, the Company defers the revenue until the performance obligation has been satisfied. As of March 31, 2024 and December 31, 2023, the Company had $184,249 and $149,965, respectively, in deferred revenue related to unsatisfied performance obligations that are expected to be recognized during the 12 months following March 31, 2024.

The following table presented disaggregated revenue information for the three months ended March 31, 2024 and 2023:

	For the Three Months ended March 31,
	2024	2023
Website management	$24,000	$40,612
Advertising and content revenue	699,551	266,601
Product sales	176,068	126,711
Digital Product Sales	687,283	9,178,110
Total revenue	$1,586,902	$1,351,734

The Company does not have any single customer that accounted for greater than 10% of revenue during the three months ended March 31, 2024 and 2023.

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

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, including 399,600 stock options and 6,219,863 warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

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

(a)

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of March 31, 2024.

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

Segment Reporting

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company at the consolidated level using information about its revenues, gross profit, income from operations, and other key financial data. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2024, the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However, there is no assurance of additional funding being available.

NOTE 4 – BUSINESS ACQUISITIONS

On December 31, 2023, RevenueZen (the “Acquired Business”) and the Company and RevenueZen LLC, a Delaware limited liability company ("RevenueZen Delaware") a subsidiary of the Company, entered into and closed an asset purchase agreement (the "Asset Purchase Agreement"), for the purchase by the Company of the Acquired Business.

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, RevenueZen agreed to sell to the Company the Acquired Business, all as more fully described in the Asset Purchase Agreement. The aggregate purchase price for the Acquired Business was $1,332,000, consisting of $240,000 in cash at closing, $425,000 in Company Series A Preferred Shares, a $440,000 11% interest only secured promissory note made by RevenueZen Delaware due December 31, 2025 (the “Promissory Note”), and additional earn-out payments that could be paid to RevenueZen pursuant to the earn-out formula described in the Asset Purchase Agreement. In addition, five founders of the RevenueZen received a total of a 12% equity interest in RevenueZen Delaware, and they will serve in leadership roles with the RevenueZen Delaware team. Also, certain of the founders received a total of 270,000 non-qualified stock options to purchase Company common shares at $0.51 per share for a period of 10 years pursuant to the Company’s 2020 Equity Compensation Plan.

The earn-out formula specifies for a period of one year, if the gross profit of the RevenueZen business exceeds $227,000, the sellers of RevenueZen Delaware would be entitled to receive an amount equal to three times the amount above $227,000 of gross profit. The earn-out amount will include 20% of any revenues of the Company that are from any customers of RevenueZen Delaware. The Company has the option to pay any earn-out amount in cash or in shares of preferred stock of the Company.

The transaction closed on January 4, 2024, when consideration was transferred by the Company and control was obtained by the Company and was accounted for as a business combination under ASC 805. The earn-out agreement is accounted for as a contingent consideration liability under ASC 805, which changes in fair value of the potential earn-out amount recognized in current earnings.

The aggregate fair value of consideration for the RevenueZen acquisition was as follows:

Schedule of preliminary Fair value Acquisition
Amount
Cash paid to seller	240,000
Notes payable issued to seller	440,000
Options to purchase common shares issued to seller	60,000
Estimated fair value of additional earn-out payments	1,869,000
Series A Preferred Shares issued to seller	425,000
Fair value of 12% equity interest in RevenueZen retained by Sellers	126,000
Total preliminary consideration transferred	$3,160,000

The following information summarizes the allocation of the fair values assigned to the assets acquired at the acquisition date:

Schedule Of Recognized Identified Assets Acquired And Liabilities
Developed technology	$240,000
Customer relationships	391,000
Trademarks and Trade Names	440,000
Non-Compete agreement	160,000
Goodwill	1,929,000
Net assets acquired	$3,160,000

From the period of acquisition of the RevenueZen Business through March 31, 2024, the Company generated total revenue and net loss of $368,105 and $9,259, respectively. This net loss is inclusive of $88,208 amortization expenses.

 Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three months ended March 31, 2024 and 2023 as if the RevenueZen Business, acquisition occurred on January 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended March 31,
	2024	2023
Revenue	$1,586,902	$1,705,287
Operating loss	(608,050)	(1,260,530)
Net loss	(630,497)	(1,213,353)
Net loss attributable to common shareholders	(711,478)	(1,264,378)
Net loss per common share	$(0.14)	$(0.25)
Weighted Average common shares outstanding	5,107,395	5,107,395

NOTE 5 – INVESTMENTS IN JOINT VENTURES

The Company holds various investments in certain joint ventures as described below.

Cost method investments

OnFolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV I and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will received 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 10.91% interest from existing owners for $52,500 in cash, bringing its total equity interest to 13.65%. The management fee to the Company described above was waived for fiscal year ended December 31, 2023 and through the three months ended March 31, 2024, due to lower operating results of JV I.

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision making. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest. Additionally, during the year ending December 31, 2020 the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II during the year ended December 31, 2022. The management fee to the Company described above was waived for fiscal year ended December 31, 2023 and through the three months ended March 31, 2024, due to lower operating results of JV II.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV II investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 recognized during the year ended December 31, 2022 related to the cost basis of JV III. The management fee to the Company described above was reduced to $500 for fiscal year ended December 31, 2022 due to lower operating results of JV III. The management fee to the Company described above was waived for fiscal year ended December 31, 2023 and through the three months ended March 31, 2024 due to lower operating results of JV II.

OnFolio Groupbuild 1 LLC (“Groupbuild”) was formed on April 22, 2020 under the laws of Delaware. The Company, as manager, is entitled to 20% of the profits of Groupbuild, and an annual management fee of $15,000. The Company was assigned a 20% interest in Groupbuild by the Company’s CEO on August 1, 2020.

On March 4, 2024, the Company invested $10,000 into Coaching Plus Capital LLC for a 9.95% equity interest in the ownership.

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

The balance sheet of JV IV at March 31, 2024 included total assets of $852,505 and total liabilities of $5,350.  The balance sheet of JV IV at December 31, 2023 included total assets of $842,794 and total liabilities of $11,823. Additionally, the income statement for JV IV for the three months ended March 31, 2024 and 2023 included the following:

	Three Months ended March 31,
	2024	2023
Revenue	$4,529	$22,210
Net income (loss)	(14,398)	19,241

The Company recognized equity method income (loss) of $(5,154) and $6,888 during the three months ended March 31, 2024 and 2023, respectively, and received dividends from JV IV of $0 and $8,377, respectively, which were accounted for as returns on investment.

NOTE 6 – INTANGIBLE ASSETS

The following table represents the balances of intangible assets as of March 31, 2024 and December 31, 2023:

	Estimated life	March 31, 2024	December 31, 2023
Website Domains	Indefinite	$418,323	$418,323
Website Domains	4 years	1,518,003	1,278,575
Customer relationships	4-6 years	2,044,814	1,656,447
Trademarks and Tradenames	10 years	920,290	481,026
Non-compete agreements	3 years	303,430	143,675
		5,204,860	3,978,046
Accumulated Amortization - Website domains		(421,186)	(23,834)
Accumulated Amortization - Customer Relationships		(556,782)	(78,514)
Accumulated Amortization - Trademarks / Tradenames		(82,628)	(11,484)
Accumulated Amortization - Non-Compete		(84,215)	(11,000)
Net Intangible		$4,060,049	$3,110,204

On January 1, 2024, the Company closed on its acquisition of the RevenueZen LLC. As part of the acquisition, the Company acquired assets related to the websites operated by RevenueZen. Pursuant to the purchase price allocation as further described in Note 4, the Company allocated $1,231,000, which is to be amortized over the estimated life of the assets ranging from 2-10 years.

For the three months ended March 31, 2024 and 2023, the Company recognized $277,890 and $170,996, respectively, of amortization expense related to intangible assets.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of March 31, 2024:

For the year ended December 31,	Amount
2024 (9 months remaining)	$836,605
2025	1,098,064
2026	791,669
2027	308,270
2028	425,966
Thereafter	181,152
Total remaining intangibles amortization	3,641,726

NOTE 7 – STOCKHOLDERS’ EQUITY

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

On January 4, 2024, in connection with the RevenueZen Acquisition as discussed in Note 4, the Company issued 17,000 shares of Series A Preferred stock for a value of $425,000.

During the three months ended March 31, 2024, the Company sold 400 shares of Series A Preferred Stock for $10,000.

During the three months ended March 31, 2024 and 2023, the Company recognized $81,645 and $51,025 in dividends to the Series A shareholders, respectively, and made cash dividend payments of $70,122 and $74,994, respectively. As of March 31, 2024 and December 31, 2023, the company has remaining unpaid dividends of $79,534 and $68,011, respectively.

As of March 31, 2024 and December 31, 2023, there were 109,260 and 92,260 Series A preferred shares outstanding, respectively.

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

Stock Options

On January 4, 2024, the Company awarded an aggregate of 270,000 options to purchase shares of common stock to certain of the founders of Revenue Zen as discussed in Note 4, at $0.51 per share for a period of 10 years pursuant to the Company’s 2020 Equity Compensation Plan. The Company estimated fair value of these options to be $0.22 per share using a, option pricing model, incorporating the Company’s capital structure and the components of the consideration transferred to the sellers of the RevenueZen Delaware, and the fair value of the options is included as part of the consideration transferred as part of the acquisition.

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2023	133,189	$1.80	$2.52
Granted	270,000	0.22	0.51
Exercised	-	-	-
Forfeited and cancelled	(3,589)	(3.69)	(5.95)
Outstanding at March 31, 2024	399,600	$0.71	$1.13
Exercisable at March 31, 2024	364,159	$0.70	$1.14

The weighted average remaining contractual life is approximately 8.95 years for stock options outstanding with no intrinsic value of as of March 31, 2024. The Company recognized stock-based compensation of $10,742 and $21,691 during the three months ended March 31, 2024 and 2023, respectively. The Company expects to recognize an additional $14,290 of compensation cost related to options that are expected to vest.

Common Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2023	6,219,863	$4.21	$5.01
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at March 31, 2024	6,219,863	$4.21	$5.01
Exercisable at March 31, 2024	6,219,863	$4.21	$5.01

The weighted average remaining contractual life is approximately 3.39 years for stock warrants outstanding with no intrinsic value of as of March 31, 2024.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the Joint Ventures that it manages and receives funds on behalf of the joint ventures. As of March 31, 2024 and December 31, 2023 the balances due from the joint ventures were $109,020 and $91,000 included in non-current assets.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of March 31, 2024 and December 31, 2023, the Company was owed $36,994 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties.

NOTE 9 – NOTES PAYABLE

On January 4, 2024, the Company entered into the RevenueZen Note as part of the acquisition of RevenueZen. The RevenueZen Note has the principal sum of $440,000, matures on December 31, 2025, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 11%. Upon the occurrence of an Event of Default (as defined in the RevenueZen Note), the interest rate automatically increases to the rate of 16% per annum. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the RevenueZenNote and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $4,033 per month and commencing on July 31, 2024 the Company shall make an interest only payment of $3,575 per month (ii) no later than June 30, 2024, the Company must make a payment of $50,000; and (iii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on the Maturity Date. As of March 31, 2024 the balance due on the RevenueZen Note was $440,000.

In January 2024, the Company entered into three separate promissory notes for aggregate principal of $250,000 and received cash proceeds of $250,000. The notes matures on the two year anniversary of the Company using the funds received for the acquisition of a business, which occurred in January 2024, and carry a 15% interest rate on the outstanding principal balance of, and all other sums owing under, the loan amounts of the notes. As of March 31, 2024 the balance due on the notes was $250,000.

On January 22, 2024, the Company entered into a short term financing agreement with a payment services provider for total principal of $100,000 and received cash proceeds of $100,000. The Company will pay 8.6% of its daily sales processed through the service provider until the total principal is repaid, with a minimum payment amount of $12,933.34 each 60-day period. The total repayment amount after interest charges will not exceed $116,400, with a final expected repayment date of July 22, 2025. As of March 31, 2024, the balance owed was $74,257.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated events through May 20, 2024, the date these financial statements were available for issuance, and noted the following events requiring disclosures:

On April 1, 2024, the Company, through its subsidiary Revenue Zen LLC, acquired certain assets from First Page LLC, for a purchase price of $35,000 and 18% of the gross revenue earned on the acquired assets for the next 36 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 1, 2024.

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

The first quarter of 2024 saw our revenue improve, gross margins improve, and net loss decrease significantly. Our cash used in operations for the quarter was $431,007, the lowest use of cash for operating activities since our IPO, compared to cash used in operations of $1,021,969 during the three months ended March 31, 2023.

The year-on-year improvements are most noticeable in the net loss, which roughly halved in 2024 vs 2023 from $1,284,075 during the three months ended March 31, 2023 decreasing to a net loss of $630,497 for the three months ended March 31, 2024. This was also a quarter-on-quarter improvement down from $833,462 in the three months ended December 31, 2023.

Based upon our historical financial statements, the first quarter is often the weakest performing quarter of the year, so we are eager to see the results for the remainder of the year.

A significant factor in our improvement is the decrease in costs that we implemented, which we have been discussing for several quarters. Additionally, the acquisition of RevenueZen in January 2024 (detailed in Recent Developments below) has been a valuable addition to our portfolio. From both qualitative and quantitative perspectives, it has shown promising results.

These operational improvements are significant and facilitate our path to overall profitability. As we pursue additional cash flowing acquisitions, our enhanced operational efficiency will continue to contribute positively while maintaining our focus on accretive acquisitions.

Recent Developments

In January 2024, we acquired RevenueZen.com, an online service provider that works with B2B brands to grow their organic and referral traffic. ReveueZen offers B2B marketing services such as search-engine optimization, Linkedin marketing and content marketing. RevenueZen enjoys a strong reputation in its field, specializing in working with startups, healthcare, professional services, renewable energy, and financial services businesses, among others. Our Company holds an 88% ownership stake in RevenueZen, while RevenueZen founders maintain a 12% roll-over equity interest and continue to serve in leadership roles on the RevenueZen team.

On October 25, 2023, we received a notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the closing bid price for the Company’s common stock had been below $1.00 per share for 30 consecutive business days, the Company was not in compliance with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). On April 23, 2024, Nasdaq’s Listing Qualifications Staff notified our Company that it has extended the time period for the Company to regain compliance with the Minimum Bid Requirement until October 21, 2024. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 or higher for a minimum of ten consecutive business days.

We intend to continue to actively monitor the closing bid price of our common stock and will evaluate all available options to regain compliance with the Minimum Bid Requirement. If the Company does not regain compliance within the additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Requirement during the 180-day additional compliance period or maintain compliance with the other Nasdaq listing requirements.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors at a portfolio company level:

●	our ability to acquire new customers or retain existing customers and grow revenue;

●	our ability to offer competitive product pricing and control expenses;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees;

●	our ability to identify and acquire companies at reasonable prices and terms;

●	our ability to reduce and control corporate overhead; and

●	market conditions and our market position.

Results of Operations

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

The Company reported a net loss of $630,497 for the three months ended March 31, 2024 compared to a net loss of $1,284,075 for the three months ended March 31, 2023. The components of the decrease in net loss for the current period are as follows:

Revenues

	For the Quarter Ended March 31,		$ Change from prior	% Change from prior
	2024	2023	Year	year
Revenue, services	$723,551	$392,401	$331,150	84%
Revenue, product sales	863,351	959,333	(95,982)	(10)%
Total Revenue	$1,586,902	$1,351,734	235,168	17%

Revenue increased by $235,168, or 17% for the three months ended March 31, 2024 compared to 2023. The increase is primarily due to revenue from our RevenueZen acquisition completed during the first quarter of fiscal 2024 which increased revenue by approximately $368,105. This increase was partially offset by a decline in website management revenue, and a decline in digital product sales within the Company’s Mighty Deals subsidiary and a decline in revenue from its SEO Butler subsidiary.

Cost of Revenue

	For the Quarter Ended March 31,		$ Change from	% Change from
	2024	2023	prior year	prior year
Cost of revenue, services	$366,706	$273,313	$93,393	34%
Cost of revenue, product sales	215,860	335,208	(119,348)	(36)%
Total Cost of Revenue	582,566	608,521	(25,955)	(4)%

Cost of revenue decreased by $25,955, or 4% due to the decrease in digital product sales within the Company’s Mighty Deals subsidiary offset by increases resulting from the Company’s recent acquisition. The Company’s gross profit margins increased in the current period compared to the prior period due to the Company’s efforts to streamline operations and create efficiencies, and due to the increased sales from digital product sales with higher margins in the new businesses. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses decreased by $358,525, or 21% during the three months March 31, 2024 compared to 2023. The decrease was primarily due to a decrease in advertising and marketing costs of $136,000, a decrease in stock-based compensation expense of $215,000, and a $66,000 decrease in other general and administrative costs including travel and merchant fees, offset by an increase in amortization expense of $107,000 associated with the acquired intangible assets not present in the comparable period. Contractor and payroll costs were flat compared to the prior period despite the overall increase in the business, as a result of the Company’s efficiency efforts.

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

Professional Fees and Acquisition Costs

Professional fees decreased by $67,195, or 27% during the three months March 31, 2024 compared to 2023 primarily due to decreased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $94,341 in acquisition costs during the three months ended March 31, 2024 compared to $150,614 during the three months ended March 31, 2023, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other expense was $22,447 during the three months March 31, 2024 compared to other income of $67,091 during the three months March 31, 2023. The decrease in other income was driven by lower equity method income and decrease in interest income from decreased cash balances.

Liquidity and Capital Resources

As of March 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $529,777 which was mainly on account of raising capital from sale of common stock and warrants in our IPO of $12,255,470. In addition, the Company has raised $600,000 pursuant to a private offering of Series A preferred stock, $350,000 in notes payable and repaid $2,164,498 on its acquisition note.

Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. Accordingly, management and our auditor have concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 1, 2024 were prepared on a going concern basis, and contemplated the realization of assets and satisfaction of liabilities in the ordinary course of business. We believe that our cash and cash equivalents as of March 31, 2024, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Cash used in operating activities

Net cash used in operating activities was $431,007 and $1,021,969 for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily from the increase in revenues and decreased general and administrative costs as the Company expanded its operations through its business acquisitions in the past year.

Cash used in investing activities

Net cash used in investing activities was $250,000 and $850,000 for the three months ended March 31, 2024 and 2023, respectively. The cash used in investing activities was primarily for the purchase of businesses in both periods.

Cash provided by financing activities

Cash flows provided by financing activities was $264,135 for the three months ended March 31, 2024 compared to cash used in financing activities of $135,326 during the three months ended March 31, 2023. During the 2024 period, we received $350,000 in proceeds from notes payable and we paid $70,122 in dividends to preferred stockholders and made payments totaling $25,743 on notes payable. During the 2023 period, we paid $74,994 in dividends to preferred stockholders and made payments totaling $60,332 on notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

ITEM 1A. RISK FACTORS.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in Part I Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following is a summary of all securities that we have sold during the period covered by this report without registration under the Securities Act of 1933, as amended (the “Securities Act”):

On January 4, 2024, in connection with the RevenueZen Acquisition as discussed in Note 4 to our consolidated financial statements included in this report, our Company issued 17,000 shares of Series A Preferred stock for a total value of $425,000.

During the three months ended March 31, 2024, the Company sold 400 shares of Series A Preferred Stock at $25 per share for total consideration of $10,000.

All of the securities were offered and sold in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act and/or (i) Rule 506 of Regulation D promulgated thereunder; or (ii) Regulation S promulgated thereunder. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Annual Stockholder Meeting

The Company’s Board of Directors has selected August 7, 2024 for the date of its 2024 annual meeting of stockholders (the “2024 Annual Meeting”). Since the date of the 2024 Annual Meeting falls outside of the 30-day anniversary date of the 2023 annual meeting of stockholders, which was held on June 13, 2023, the deadlines for any stockholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and for any stockholder nomination or proposal outside of Rule 14a-8, as listed in the Company’s Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2023, are no longer applicable. Pursuant to the Company’s Amended and Restated Bylaws (the “Bylaws”) and Rule 14a-5(f) of the Exchange Act, the Company is hereby providing notice of the revised deadlines for such proposals.

The Company has set a deadline of May 30, 2024 for the receipt of any stockholder proposals for inclusion in the proxy materials to be distributed in connection with the 2024 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, which the Company believes to be a reasonable time before it expects to begin to print and distribute its proxy materials for the 2024 Annual Meeting. Any Exchange Act Rule 14a-8 proposal received after this date will be considered untimely. Stockholder proposals (including recommendations of nominees for election to the board of directors), other than a stockholder proposal submitted pursuant to SEC Rule 14a-8, in order to be voted on at the 2024 Annual Meeting, must be received by us no later than 5:00 p.m., Eastern Time, on May 30, 2024. Stockholders should send any such proposal to the Company at Onfolio Holdings Inc., 1007 North Orange Street, 4th Floor, Wilmington, Delaware 19801, Attention: Corporate Secretary, and such proposal must comply with all applicable requirements set forth in the rules and regulations of the SEC, including Exchange Act Rule 14a-8, as applicable, and the Bylaws, as applicable, in order to be eligible for inclusion in the Company’s proxy materials for the 2024 Annual Meeting. Stockholders are advised to review the Bylaws, which contain additional requirements with respect to the advance notice of stockholder proposals and director nominations. Our Bylaw provisions do not apply to stockholder proposals made in compliance with SEC Rule 14a-8.

Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are included herein:

Exhibit No.	Description of Exhibit
2.2	Asset Purchase Agreement - RevenueZen (Incorporated by reference to our Form 8-K filed on 01/04/24)
10.1	Promissory Note - RevenueZen (Incorporated by reference to our Form 8-K filed on 01/04/24)
22.1	List of issuer and guarantor subsidiaries (incorporated by reference to our Form 10-K filed on 4/1/24)
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONFOLIO HOLDINGS INC.

Date: May 20, 2024	By:	/s/ Dominic Wells
Dominic Wells Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Esbe van Heerden
Esbe van Heerden Chief Financial Officer (Principal Financial Officer)

