Form 10-Q
period 2024-06-30
Onfolio Holdings, Inc
filed 2024-08-14
CIK 1825452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of common stock outstanding as of August 14, 2024 was 5,127,396

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

Examples of forward-looking statements include, but are not limited to:

•	the anticipated timing of the development of future products or services;
•	projections of costs, revenue, earnings, capital structure and other financial items;
•	statements of our plans and objectives;
•	statements regarding the capabilities of our business operations;
•	statements of expected future economic performance;
•	statements regarding competition in our market; and
•	assumptions underlying statements regarding us or our business.

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

•

our ability to manage our current and projected financial position and estimated cash burn rate, including our estimates regarding expenses, future revenues and capital requirements, and ultimately our ability to continue as a going concern;

•

our ability to raise additional capital or additional funding to further develop and expand our business to meet our long-term business objectives. We have limited revenues and we cannot predict when or if we will achieve significant revenues and sustained profitability;

•	our ability to achieve significant revenues and sustained profitability;
•	impairment of goodwill and long-lived assets;
•	changes in customer demand;
•	our ability to develop our brands cost-effectively, to attract new customers and retain customers on a cost-effective basis;
•	our ability to compete in the markets in which our website participate;
•	our ability to make strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
•	our ability to continue to successfully manage our websites on a combined basis;
•	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
•	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
•	the occurrence of hostilities, political instability or catastrophic events and wars;
•	our ability to maintain the listing or trading of our common stock and warrants on the NASDAQ Capital Market and the potential impact on our business if we fail to do so;
•	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment;
•	risks related to, and the costs associated with, environmental, social and governance (ESG) matters, including the scope and pace of related rulemaking activity;
•	other risks to which our Company is subject; and
•	other factors beyond the Company’s control.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Part I Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1.A “Risk Factors” in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1. FINANCIAL STATEMENTS.

Onfolio Holdings Inc.
Consolidated Balance Sheets
	June 30,	December 31,
	2024	2023
Assets	(Unaudited)

Current Assets:
Cash and cash equivalents	$310,025	$982,261
Accounts receivable, net	264,877	90,070
Inventory	84,586	92,637
Prepaids and other current assets	164,629	111,097
Total Current Assets	824,117	1,276,065

Intangible assets, net	4,397,519	3,110,204
Goodwill	3,095,969	1,167,194
Due from related party	121,318	150,971
Investment in unconsolidated entities, cost method	203,007	154,007
Investment in unconsolidated joint ventures, equity method	266,825	273,042

Total Assets	$8,908,755	$6,131,483

Liabilities and Stockholder’s Equity

Current Liabilities:
Accounts payable and other current liabilities	$703,477	$493,816
Dividends payable	83,089	68,011
Notes payable	128,707	17,323
Contingent consideration	1,929,000	60,000
Deferred revenue	172,010	149,965
Total Current Liabilities	3,016,283	789,115

Notes payable	890,000	-
Notes payable – related parties	199,000	-
Total Liabilities	4,105,283	789,115

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 117,660 and 92,260 issued and outstanding at June 30, 2024 and December 31, 2023, respectively;	118	93
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,127,395 and 5,107,395 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5,128	5,108
Additional paid-in capital	21,847,663	21,107,311
Accumulated other comprehensive income	159,119	182,465
Accumulated deficit	(17,529,038)	(15,952,609)
Total Onfolio Inc. stockholders’ equity	4,482,990	5,342,368
Non-controlling interest	320,482	-
Total Stockholders' Equity	4,803,472	5,342,368

Total Liabilities and Stockholders' Equity	$8,908,755	$6,131,483

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue, services	$993,166	$295,750	$1,716,717	$688,151
Revenue, product sales	733,433	1,014,293	1,596,784	1,973,626
Total Revenue	1,726,599	1,310,043	3,313,501	2,661,777

Cost of revenue, services	557,518	129,622	924,224	433,786
Cost of revenue, product sales	193,650	364,850	409,510	669,207
Total cost of revenue	751,168	494,472	1,333,734	1,102,993

Gross profit	975,431	815,571	1,979,767	1,558,784

Operating expenses
Selling, general and administrative	1,504,349	1,572,825	2,842,204	3,192,205
Professional fees	221,255	303,443	401,445	627,828
Impairment of intangible assets	-	189,937	-	189,937
Acquisition costs	8,946	57,393	103,287	208,007
Total operating expenses	1,734,550	2,123,598	3,346,936	4,217,977

Loss from operations	(759,119)	(1,308,027)	(1,367,169)	(2,659,193)

Other income (expense)
Equity method income	(1,063)	5,207	(6,217)	12,095
Dividend income	-	247	-	1,516
Interest income (expense), net	(22,718)	2,626	(40,438)	58,758
Other income	1,163	5,822	1,590	8,624
Total other income	(22,618)	13,902	(45,065)	80,993

Loss before income taxes	(781,737)	(1,294,125)	(1,412,234)	(2,578,200)

Income tax (provision) benefit	-	-	-	-

Net loss	(781,737)	(1,294,125)	(1,412,234)	(2,578,200)
Net loss attributable to noncontrolling interest	1,254	-	1,918	-
Net loss attributable to Onfolio Holdings Inc.	(780,483)	(1,294,125)	(1,410,316)	(2,578,200)

Preferred Dividends	(84,468)	(50,244)	(166,113)	(101,269)
Net loss to common shareholders	$(864,951)	$(1,344,369)	$(1,576,429)	$(2,679,469)

Net loss per common shareholder
Basic and diluted	$(0.17)	$(0.26)	$(0.31)	$(0.52)

Weighted average shares outstanding
Basic and diluted	5,109,373	5,110,195	5,108,384	5,110,195

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Stockholders' Equity
For the Three Months Ended June 30, 2024 and 2023
(Unaudited)

	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance, December 31, 2023	92,260	$93	5,107,395	$5,108	$21,107,311	$(15,952,609)	$182,465	$-	$5,342,368
Acquisition of Business	17,000	17	-	-	484,983	-	-	126,000	611,000
Sale of preferred stock for cash	400	-	-	-	10,000	-	-	-	10,000
Stock-based compensation	-	-	-	-	17,887	-	-	-	17,887
Warrants issued for acquisition	-	-	-	-	-	-	-	-	-
Preferred dividends	-	-	-	-	-	(81,645)	-	-	(81,645)
Foreign currency translation	-	-	-	-	-	-	(39,134)	-	(39,134)
Net loss	-	-	-	-	-	(629,833)	-	(664)	(630,497)

Balance, March 31, 2024	109,660	110	5,107,395	5,108	21,620,181	(16,664,087)	143,331	125,336	5,229,979
Acquisition of Business	8,000	8	-	-	199,992	-	-	200,000	400,000
Stock-based compensation	-	-	-	-	27,510	-	-	-	27,510
Common stock issued for exercise of options	-	-	20,000	20	(20)	-	-	-	-
Preferred Dividends	-	-	-	-	-	(84,468)	-	-	(84,468)
Foreign currency translation	-	-	-	-	-	-	15,788		15,788
Distribution to non-controlling interest	-	-	-	-	-	-	-	(3,600)	(3,600)
Net Loss	-	-	-	-	-	(780,483)	-	(1,254)	(781,737)

Balance, June 30, 2024	117,660	$118	5,127,395	$5,128	$21,847,663	$(17,529,038)	$159,119	$320,482	$4,803,472

Balance, December 31, 2022	69,660	70	5,107,395	5,108	19,950,776	(7,580,490)	96,971	-	12,472,435
Stock-based compensation	-	-	-	-	233,355	-	-	-	233,355
Preferred dividends	-	-	-	-	-	(51,025)	-	-	(51,025)
Foreign currency translation	-	-	-	-	-	-	(7,481)	-	(7,481)
Net loss	-	-	-	-	-	(1,284,075)	-	-	(1,284,075)

Balance, March 31, 2023	69,660	$70	5,107,395	$5,108	$20,184,131	$(8,915,590)	$89,490	$-	$11,363,209
Stock-based compensation	-	-	-	-	250,242	-	-	-	250,242
Preferred dividends						(50,244)	-	-	(50,244)
Foreign currency translation	-	-	-	-	-	-	20,067	-	20,067
Net loss	-	-	-	-	-	(1,294,125)	-	-	(1,294,125)

Balance, June 30, 2023	69,660	$70	5,107,395	$5,108	$20,434,373	$(10,259,959)	$109,557	$-	$10,289,149

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)

	2024	2023
Cash Flows from Operating Activities
Net loss	$(1,412,234)	$(2,578,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	45,397	483,597
Equity method (income)/loss	6,217	(12,095)
Dividends received from equity method investment	-	15,266
Amortization of intangible assets	555,802	361,108
Impairment of intangible assets	-	189,937
Net change in:
Accounts receivable	(174,807)	31,241
Inventory	8,051	(12,854)
Prepaids and other current assets	(53,532)	47,791
Accounts payable and other current liabilities	209,661	(198,231)
Due to joint ventures	29,653	(17,806)
Deferred revenue	22,045	134,071

Net cash used in operating activities	(763,747)	(1,556,175)

Cash Flows from Investing Activities
Cash paid for cost method investments	(49,000)	-
Cash paid to acquire businesses	(255,000)	(850,000)

Net cash used in investing activities	(304,000)	(850,000)

Cash Flows from Financing Activities
Proceeds from sale of Series A preferred stock	10,000	-
Payments of preferred dividends	(151,035)	(109,053)
Distributions to non-controlling interest holders	(3,600)	-
Payments on acquisition note payable	-	(40,000)
Proceeds from notes payable	417,900	-
Payments on note payables	(56,516)	(49,744)
Proceeds from notes payable – related parties	200,000	-
Payments on note payables – related parties	(1,000)	-

Net cash provided by financing activities	(415,749)	(198,797)

Effect of foreign currency translation	(20,238)	(43,795)

Net Change in Cash	(672,236)	(2,648,767)
Cash, Beginning of Period	982,261	6,701,122

Cash, End of Period	$310,025	$4,052,355

Cash Paid For:
Income Taxes	$-	$-
Interest	$41,700	$18,836

Supplemental Non-cash Disclosures
Promissory notes issued for acquisitions	$640,000	$-
Preferred stock issued for acquisitions	$625,000	$-
Contingent consideration issued for acquisition	$1,869,000	$-
Common stock options issued for acquisition	$60,000	$-
Non-controlling interest issued for acquisitions	$126,000	$-
Common stock issued for conversion of stock options	$20	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

Onfolio Holdings Inc. (“Company”) was incorporated on July 20, 2020 under the laws of Delaware to acquire and develop high-growth and profitable internet businesses. The Company primarily earns revenue through website management, advertising, and content placement on its websites, and product sales on certain sites. The Company owns multiple websites and manages websites on behalf of certain unconsolidated entities in which it holds equity interests.

On October 25, 2023 Onfolio Holdings Inc. (the “Company”) received notice from The NASDAQ Stock Market that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of The Nasdaq Stock Market. On June 25, 2024, the  NASDAQ Staff notified the Company that from June 10 to June 24, 2024, the closing bid price of the Company’s common stock has been at $1.00 per share or greater and that the Company has regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024. The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

The consolidated financial statements of the Company include the accounts of its wholly-owned and majority owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, Onfolio Management, LLC, WP Folio, LLC, Proofread Anywhere, LLC, Contentellect, LLC, SEO Butler Limited, and DealPipe, LLC. The Company also maintains majority ownership in DDS Rank, LLC and RevenueZen, LLC which are owned 66% and 88%, respectively, by the Company. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation

The Company, and the majority of its subsidiaries, maintain their accounting records in U.S. Dollars. The Company’s operating subsidiary, SEO Butler, is located in the United Kingdom and maintains its accounting records in British Pounds, which is its functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates for the period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Foreign currency denominated transactions are translated at exchange rates approximating those in effect at the transaction dates.

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

The Company, through its subsidiary RevenueZen, LLC, is the manager of CliAquire, LLC (“CliAquire”). The Company holds a 5% members interest in CliAquire and will receive profit distributions based on its membership interest. The Company can be removed as manager of CliAquire through a supermajority vote of the members. The Company determined that the investment in CliAquire will be accounted for as a cost method investment.

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

The Company primarily earns revenue through website management, digital services, advertising and content placement on its online businesses, product sales, and digital product sales. Management services revenue is earned and recognized on a monthly basis as the services are provided. Advertising and content revenue is earned and recognized once the content is presented on the Company’s sites in accordance with the customer requirements. Product sales are recognized at the time the product is shipped to the customer. In certain circumstances, products are shipped directly by a supplier to the end customer at the Company’s request. The Company determined that it is the primary obligor in these contracts due to being responsible for fulfilling the customer contract, establishing pricing with the customer, and taking on credit risk from the customer. The Company recognizes revenue from these contracts with customers on a gross basis. Digital product sales represent electronic content that is transferred to the customer at time of purchase. The Company also earns revenue from online course subscriptions that may have monthly or annual subscriptions. In circumstances when a customer purchases an annual subscription upfront, the Company defers the revenue until the performance obligation has been satisfied. As of June 30, 2024 and December 31, 2023, the Company had $172,010 and $149,965, respectively, in deferred revenue related to unsatisfied performance obligations that are expected to be recognized during the 12 months following June 30, 2024.

The following table presented disaggregated revenue information for the three months ended June 30, 2024 and 2023:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2024	2023	2024	2023
Website management	$24,000	$30,045	$48,000	$70,657
Advertising and content revenue	969,166	160,680	1,668,717	427,281
Product sales	152,209	181,779	328,277	308,490
Digital Product Sales	581,224	937,539	1,268,507	1,855,349
Total revenue	$1,726,599	$1,310,043	$3,313,501	$2,661,777

The Company does not have any single customer that accounted for greater than 10% of revenue during the three and six months ended June 30, 2024 and 2023.

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

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, including 416,030 stock options and 6,219,863 warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2024, the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However, there is no assurance of additional funding being available.

NOTE 4 – BUSINESS ACQUISITIONS

RevenueZen

On December 31, 2023, RevenueZen (the “Acquired Business”) and the Company and RevenueZen LLC, a Delaware limited liability company ("RevenueZen Delaware") a subsidiary of the Company, entered into and closed an asset purchase agreement (the "Asset Purchase Agreement"), for the purchase by the Company of the Acquired Business.

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, RevenueZen agreed to sell to the Company the Acquired Business, all as more fully described in the Asset Purchase Agreement. The aggregate purchase price for the Acquired Business was $1,332,000, consisting of $240,000 in cash at closing, $425,000 in Company Series A Preferred Shares, a $440,000 11% interest only secured promissory note made by RevenueZen Delaware due December 31, 2025 (the “RevenueZen Promissory Note”), and additional earn-out payments that could be paid to RevenueZen pursuant to the earn-out formula described in the Asset Purchase Agreement. In addition, five founders of the RevenueZen received a total of a 12% equity interest in RevenueZen Delaware, and they will serve in leadership roles with the RevenueZen Delaware team. Also, certain of the founders received a total of 270,000 non-qualified stock options to purchase Company common shares at $0.51 per share for a period of 10 years pursuant to the Company’s 2020 Equity Compensation Plan.

The earn-out formula specifies for a period of one year, if the SDE of the RevenueZen business exceeds $227,000, the sellers of RevenueZen Delaware would be entitled to receive an amount equal to three times the amount above $227,000 of SDE. SDE in this case is defined as gross revenue, less returns, discounts, and refunds and reduced by the cost of contractor payments, freelance copywriters, and payroll and benefits, consistent with the practices of the Seller in the operations of the Business, and for the sake of clarity exclude any payments, reimbursements, administrative charges, overhead charges, or other payments of any kind to the Buyer, Holdings, or any affiliate thereof. The earn-out amount will include 20% of any revenues of the Company that are from any customers of RevenueZen Delaware. The Company has the option to pay any earn-out amount in cash or in shares of preferred stock of the Company.

The transaction closed on January 4, 2024, when consideration was transferred by the Company and control was obtained by the Company and was accounted for as a business combination under ASC 805. The earn-out agreement is accounted for as a contingent consideration liability under ASC 805, which changes in fair value of the potential earn-out amount recognized in current earnings.

The aggregate fair value of consideration for the RevenueZen acquisition was as follows:

Schedule of preliminary Fair value Acquisition
Amount
Cash paid to seller	$240,000
Notes payable issued to seller	440,000
Options to purchase common shares issued to seller	60,000
Estimated fair value of additional earn-out payments	1,869,000
Series A Preferred Shares issued to seller	425,000
Fair value of 12% equity interest in RevenueZen retained by Sellers	126,000
Total preliminary consideration transferred	$3,160,000

The following information summarizes the allocation of the fair values assigned to the assets acquired at the acquisition date:

Schedule of Recognized Identified Assets Acquired and Liabilities
Developed technology	$240,000
Customer relationships	391,000
Trademarks and Trade Names	440,000
Non-Compete agreement	160,000
Goodwill	1,929,000
Net assets acquired	$3,160,000

From the period of acquisition of the RevenueZen Business through June 30, 2024, the Company generated total revenue and net loss of $989,158 and $29,763, respectively. This net loss is inclusive of $176,417 amortization expenses.

DDS Rank

On June 6, 2024, SEO Marketing, Inc (dba DDS Rank) (“DDS Rank” or the “Acquired Business”)  and DDS Rank LLC (“DDS Rank Deleware”), a subsidiary of the Company entered into and closed an asset purchase agreement (the "Asset Purchase Agreement"), for the purchase by the Company of the Acquired Business.

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, DDS Rank agreed to sell to the Company the Acquired Business, all as more fully described in the Asset Purchase Agreement. The aggregate purchase price for the Acquired Business was $600,000, consisting of $200,000 in cash paid by OA SPV at closing, $200,000 in Company Series A Preferred Shares, and a $200,000 7% interest only secured promissory note made by DDS Rank Delaware due June 6, 2026 (the “DDS Promissory Note”).

The transaction closed on June 24, 2024, when consideration was transferred by the Company and control was obtained by the Company and was accounted for as a business combination under ASC 805.

The aggregate fair value of consideration for the DDS Rank acquisition was as follows:

Schedule of preliminary Fair value Acquisition
Amount
Cash paid to seller	200,000
Notes payable issued to seller	200,000
Series A Preferred Shares issued to seller	200,000
Total preliminary consideration transferred	$600,000

The following information summarizes the allocation of the fair values assigned to the assets acquired at the acquisition date:

Schedule of Recognized Identified Assets Acquired and Liabilities
Developed technology	$90,000
Customer relationships	360,000
Trademarks and Trade Names	120,000
Non-Compete agreement	30,000
Net assets acquired	$600,000

From the period of acquisition of the DDS Rank Business through June 30, 2024, the Company generated total revenue and net income of $2,224 and $1,376, respectively.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three and six months ended June 30, 2024 and 2023 as if the RevenueZen Business and DDS Rank, acquisitions occurred on January 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Revenue	$1,867,997	$1,810,569	$3,454,899	$3,515,856
Operating loss	(49,676)	(1,345,788)	(1,310,205)	(2,606,317)
Net loss	(148,917)	(1,358,800)	(1,362,270)	(2,572,153)
Net loss attributable to common shareholders	(264,005)	(1,409,044)	(1,528,383)	(2,673,422)
Net loss per common share	$(0.05)	$(0.28)	(0.30)	(0.52)
Weighted Average common shares outstanding	5,109,373	5,110,195	5,108,384	5,110,195

NOTE 5 – INVESTMENTS IN JOINT VENTURES

The Company holds various investments in certain joint ventures as described below.

Cost method investments

OnFolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV I and has operational and financial decision-making authority. The manager of JV I can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 10.91% interest from existing owners for $52,500 in cash, bringing its total equity interest to 13.65%. The management fee to the Company described above was waived for fiscal year ended December 31, 2023 and through the six months ended June 30, 2024, due to lower operating results of JV I.

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision-making authority. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest. Additionally, during the year ending December 31, 2020, the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II during the year ended December 31, 2022. The management fee to the Company described above was waived for fiscal year ended December 31, 2023 and through the six months ended June 30, 2024, due to lower operating results of JV II.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision-making authority. The manager of JV III can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV III for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV III investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 recognized during the year ended December 31, 2022 related to the cost basis of JV III. The management fee to the Company described above was reduced to $500 for fiscal year ended December 31, 2022 due to lower operating results of JV III. The management fee to the Company described above was waived for fiscal year ended December 31, 2023 and through the six months ended June 30, 2024 due to lower operating results of JV III.

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

On March 4, 2024, the Company invested $10,000 into Coaching Plus Capital LLC for a 9.95% equity interest in the ownership.

On May 31, 2024, the Company, through its subsidiary Revenue Zen LLC, invested $24,000 into CliAcquire LLC for a 5% equity interest in the ownership.

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

The balance sheet of JV IV at June 30, 2024 included total assets of $840,951 and total liabilities of $29,436.  The balance sheet of JV IV at December 31, 2023 included total assets of $842,794 and total liabilities of $11,823. Additionally, the income statement for JV IV for the three and six months ended June 30, 2024 and 2023 included the following:

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Revenue	$9,194	$16,556	$13,723	$22,210
Net loss	(2,968)	14,545	(17,366)	19,241

The Company recognized equity method income (loss) of $(6,217) and $12,095 during the six months ended June 30, 2024 and 2023, respectively, and received dividends from JV IV of $0 and $15,266, respectively, which were accounted for as returns on investment.

NOTE 6 – INTANGIBLE ASSETS

On April 1, 2024, the Company, through its subsidiary Revenue Zen LLC, acquired certain assets from First Page LLC, for a purchase price of $35,000 and 18% of the gross revenue earned on the acquired assets for the next 36 months.

The following table represents the balances of intangible assets as of June 30, 2024 and December 31, 2023:

	Estimated life	June 30, 2024	December 31, 2023
Website Domains	Indefinite	$433,323	$418,323
Website Domains	4 years	1,608,074	1,278,575
Customer relationships	4-6 years	2,405,141	1,656,447
Trademarks and Tradenames	10 years	1,040,381	481,026
Non-compete agreements	3 years	333,460	143,675
		5,820,379	3,978,046
Accumulated Amortization - Website domains		(516,092)	(326,490)
Accumulated Amortization - Customer Relationships		(691,597)	(422,608)
Accumulated Amortization - Trademarks / Tradenames		(105,652)	(59,713)
Accumulated Amortization - Non-Compete		(109,519)	(59,031)
Net Intangible		$4,397,519	$3,110,204

On January 1, 2024, the Company closed on its acquisition of the RevenueZen LLC. As part of the acquisition, the Company acquired assets related to the websites operated by RevenueZen. Pursuant to the purchase price allocation as further described in Note 4, the Company allocated $1,231,000, which is to be amortized over the estimated life of the assets ranging from 2-10 years.

On June 24, 2024, the Company closed on its acquisition of the DDS Rank LLC. As part of the acquisition, the Company acquired assets related to the websites operated by DDS Rank. Pursuant to the purchase price allocation as further described in Note 4, the Company allocated $600,000, which is to be amortized over the estimated life of the assets ranging from 2-10 years.

For the three months ended June 30, 2024 and 2023, the Company recognized $277,912 and $190,112, respectively, of amortization expense related to intangible assets. For the six months ended June 30, 2024 and 2023, the Company recognized $555,802 and $361,108, respectively, of amortization expense related to intangible assets.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of June 30, 2024:

For the year ended December 31,	Amount
2024 (6 months remaining)	$666,876
2025	1,323,029
2026	927,003
2027	347,770
2028	451,881
Thereafter	247,637
Total remaining intangibles amortization	3,964,196

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

On June 24, 2024, in connection with the DDS Rank Acquisition as discussed in Note 4, the Company issued 8,000 shares of Series A Preferred stock for a value of $200,000.

During the six months ended June 30, 2024, the Company sold 400 shares of Series A Preferred Stock for $10,000.

During the six months ended June 30, 2024 and 2023, the Company recognized $166,113 and $101,269 in dividends to the Series A shareholders, respectively, and made cash dividend payments of $151,035 and $109,053, respectively. As of June 30, 2024 and December 31, 2023, the company has remaining unpaid dividends of $83,089 and $68,011, respectively.

As of June 30, 2024 and December 31, 2023, there were 117,660 and 92,260 Series A preferred shares outstanding, respectively.

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

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2023	133,189	$1.80	$2.52
Granted	310,000	0.27	0.58
Exercised	(20,000)	(0.36)	(0.65)
Forfeited and cancelled	(7,159)	(3.69)	(5.95)
Outstanding at June 30, 2024	416,030	$0.68	$1.09
Exercisable at June 30, 2024	388,814	$0.68	$1.10

The weighted average remaining contractual life is approximately 8.41 years for stock options outstanding with $193,140 of intrinsic value of as of June 30, 2024. The Company recognized stock-based compensation of $34,655 and $461,906 during the three months ended June 30, 2024 and 2023, respectively. The Company recognized stock-based compensation of $45,397 and $483,597 during the six months ended June 30, 2024 and 2023, respectively. The Company expects to recognize an additional $4,912 of compensation cost related to options that are expected to vest.

Common Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2023	6,219,863	$4.21	$5.01
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at June 30, 2024	6,219,863	$4.21	$5.01
Exercisable at June 30, 2024	6,219,863	$4.21	$5.01

The weighted average remaining contractual life is approximately 3.14 years for stock warrants outstanding with no intrinsic value of as of June 30, 2024.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the Joint Ventures that it manages and receives funds on behalf of the joint ventures. As of June 30, 2024 and December 31, 2023 the balances due from the joint ventures were $109,020 and $91,000 included in non-current assets.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of June 30, 2024 and December 31, 2023, the Company was owed $36,994 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties.

NOTE 9 – NOTES PAYABLE

On January 4, 2024, the Company entered into the RevenueZen Note as part of the acquisition of RevenueZen. The RevenueZen Note has the principal sum of $440,000, matures on December 31, 2025, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 11%. Upon the occurrence of an Event of Default (as defined in the RevenueZen Note), the interest rate automatically increases to the rate of 16% per annum. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the RevenueZenNote and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $4,033 per month and commencing on July 31, 2024 the Company shall make an interest only payment of $3,575 per month (ii) no later than June 30, 2024, the Company must make a payment of $50,000; and (iii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on the Maturity Date. As of June 30, 2024 the balance due on the RevenueZen Note was $440,000. The required $50,000 payment was made on July 2, 2024.

In January 2024, the Company entered into three separate promissory notes for aggregate principal of $250,000 and received cash proceeds of $250,000. The notes mature on the two year anniversary of the Company using the funds received for the acquisition of a business, which occurred in January 2024, and carry a 15% interest rate on the outstanding principal balance of, and all other sums owing under, the loan amounts of the notes. As of June 30, 2024 the balance due on the notes was $250,000.

On January 22, 2024, the Company entered into a short term financing agreement with a payment services provider for total principal of $100,000 and received cash proceeds of $100,000. The Company will pay 8.6% of its daily sales processed through the service provider until the total principal is repaid, with a minimum payment amount of $12,933 each 60-day period. The total repayment amount after interest charges will not exceed $116,400, with a final expected repayment date of July 22, 2025. As of June 30, 2024, the balance owed was $43,484.

On June 6, 2024, the Company entered into the DDS Rank Note as part of the acquisition of DDS Rank. The DDS Rank Note has the principal sum of $200,000, matures on June 6, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 7%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the DDS Rank Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $1,167 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on the Maturity Date. As of June 30, 2024 the balance due on the DDS Rank Note was $200,000.

During the six months ended the Company received proceeds of $200,000 from OA SPV under note payable agreements. The notes are unsecured and mature three years from the date of the advances. The notes payable do not bear stated interest rates, but will incur interest via cash distributions derived from the profits of specific wholly-owned subsidiaries of the Company. The amount of these cash disbursements will be dependent on the profitability and cash flows of these subsidiaries. The Company repaid $1,000 of the funds advanced.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On October 3, 2022, the Company entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“ Hoang”) for the purchase of the BWPS business. Pursuant to the Asset Purchase Agreement, the Company is to pay Hoang up to $60,000 in cash pursuant to the earn-out provisions of the Asset Purchase Agreement. The earn-out provisions were defined as follows, Upon completion of the Closing and within three (3) years thereafter ("Earn-out Period" ends 10/3/2025), the Seller shall be eligible for two additional cash payments (i) If in any calendar month, the monthly gross revenue generated by the Business is US$47,500.00 or more, then the Buyer shall pay the Seller a one-time payment of US$30,000.00 (“Earn-out Payment 1”), payable within thirty days of the Earn-out Payment 1 being earned and (ii) If in any calendar month, the monthly gross revenue generated by the Business is US$52,000.00 or more, then the Buyer shall pay the Seller a one-time payment of US$30,000.00 (“Earn-out Payment 2”), payable within thirty days of the Earn-out Payment 2 being earned. As of June 30, 2024 no payments have been made pursuant to the earn-out provision.

Pursuant to the RevenueZen acquisition as described above in Note 4, the Company granted earn-out payments that could be paid to RevenueZen pursuant to the earn-out formula described in the Asset Purchase Agreement The earn-out formula specifies for a period of one year, if the SDE of the RevenueZen business exceeds $227,000, the sellers of RevenueZen Delaware would be entitled to receive an amount equal to three times the amount above $227,000 of SDE. SDE in this case is defined as gross revenue, less returns, discounts, and refunds and reduced by the cost of contractor payments, freelance copywriters, and payroll and benefits, consistent with the practices of the Seller in the operations of the Business, and for the sake of clarity exclude any payments, reimbursements, administrative charges, overhead charges, or other payments of any kind to the Buyer, Holdings, or any affiliate thereof. The earn-out amount will include 20% of any revenues of the Company that are from any customers of RevenueZen Delaware. The Company has the option to pay any earn-out amount in cash or in shares of preferred stock of the Company. The Company valued the earn-out provision at $1,869,000 and as of June 30, 2024 no payments have been made pursuant to the earn-out provision.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events through August 14, 2024, the date these financial statements were available for issuance, and noted the following events requiring disclosures:

On July 2, 2024, the Company made the required $50,000 payment on the RevenueZen Note as described above in Note 9.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 1, 2024.

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

The first six months of 2024 saw our revenue improve, gross margins improve, and net loss decrease significantly. Our cash used in operations for the six months was $763,747, the lowest use of cash for operating activities since our initial public offering in August 2022, compared to cash used in operations of $1,556,175 during the six months ended June 30, 2023.

The year-on-year improvements are most noticeable in the net loss, which roughly halved in 2024 vs 2023 from $2,578,200 during the six months ended June 30, 2023 decreasing to a net loss of $1,412,234 for the six months ended June 30, 2024.

Our strategic cost reduction initiatives, which we've been implementing over several quarters, have played a crucial role in these improvements. The acquisitions of RevenueZen in January 2024 and DDS Rank (detailed in Recent Developments below) have proven to be valuable additions to our portfolio, contributing positively to our finances.

During Q2, we made substantial headway in finalizing several acquisitions. Importantly, the cash components required for these acquisitions will be provided by the Agency SPV joint-venture, preserving Onfolio's cash reserves.

We still have a strong acquisition pipeline and are actively working towards completing these transactions.

We are currently in discussions to obtain debt financing to extend our runway, although nothing has been secured as of yet. Our aim is to secure financing that balances the need for increased cash with the importance of managing our burn rate effectively.

Our team remains dedicated to achieving our goals of reaching profitability, focusing on completing accretive SPV-funded acquisitions and optimizing our financial position.

Recent Developments

In January 2024, we acquired RevenueZen.com, an online service provider that works with B2B brands to grow their organic and referral traffic. RevenueZen offers B2B marketing services such as search-engine optimization, Linkedin marketing and content marketing. RevenueZen enjoys a strong reputation in its field, specializing in working with startups, healthcare, professional services, renewable energy, and financial services businesses, among others. Our Company holds an 88% ownership stake in RevenueZen, while RevenueZen founders maintain a 12% roll-over equity interest and continue to serve in leadership roles on the RevenueZen team.

In June 2024, we acquired SEO Marketing, Inc., (DBA “DDS Rank”), a leading provider of search engine optimization (SEO) services exclusively for dental practices, including dentists and orthodontists. DDS Rank focuses solely on the dental industry, ensuring top rankings for their clients by offering services to only one practice per geographic region. Our Company holds an 66% ownership stake in DDS Rank, while OA SPV maintains a 33% equity interest.

On October 25, 2023 Onfolio Holdings Inc. (the “Company”) received notice from The NASDAQ Stock Market that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of The Nasdaq Stock Market. On June 25, 2024, the NASDAQ Staff notified the Company that from June 10 to June 24, 2024, the closing bid price of the Company’s common stock has been at $1.00 per share or greater and that the Company has regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

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

Results of Operations

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

The Company reported a net loss of $781,737 for the three months ended June 30, 2024 compared to a net loss of $1,294,125 for the three months ended June 30, 2023. The components of the decrease in net loss for the current period are as follows:

Revenues

	For the Quarter Ended June 30,		$ Change from prior	% Change from prior
	2024	2023	Year	year
Revenue, services	$993,166	$295,750	$697,416	236%
Revenue, product sales	733,433	1,014,293	(280,860)	(28)%
Total Revenue	$1,726,599	$1,310,043	416,556	32%

Revenue increased by $416,556, or 32% for the three months ended June 30, 2024 compared to 2023. The increase is primarily due to revenue from our RevenueZen acquisition completed during the first quarter of fiscal 2024 which increased revenue by approximately $621,000. This increase was partially offset by a decline in website management revenue, and a decline in digital product sales within the Company’s Mighty Deals subsidiary and a decline in revenue from its SEO Butler subsidiary.

Cost of Revenue

	For the Quarter Ended June 30,		$ Change from	% Change from
	2024	2023	prior year	prior year
Cost of revenue, services	$557,518	$129,622	$427,896	330%
Cost of revenue, product sales	193,650	364,850	(171,200)	(47)%
Total Cost of Revenue	751,168	494,472	256,696	52%

Cost of revenue increased by $256,696, or 52% due to the Company’s recent acquisition offset by the decrease in digital product sales within the Company’s Mighty Deals subsidiary. The Company’s gross profit margins decreased in the current period compared to the prior period due to the increased cost of sales for services. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses decreased by $68,476, or 4% during the three months ended June 30, 2024 compared to 2023. The decrease was primarily due to a decrease in advertising and marketing costs of $16,000, and a decrease in stock-based compensation expense of $223,000, offset by an increase in other general and administrative costs of $121,000, including travel and merchant fees, and an increase in amortization expenses of $88,000 associated with the acquired intangible assets not present in the comparable period. Contractor and payroll costs were flat compared to the prior period despite the overall increase in the business, as a result of the Company’s efficiency efforts.

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

Professional Fees and Acquisition Costs

Professional fees decreased by $82,188, or 27% during the three months ended June 30, 2024 compared to 2023 primarily due to decreased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $8,946 in acquisition costs during the three months ended June 30, 2024 compared to $57,393 during the three months ended June 30, 2023, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other expense was $22,618 during the three months ended June 30, 2024 compared to other income of $13,902 during the three months ended June 30, 2023. The decrease in other income was driven by lower equity method income and decrease in interest income from decreased cash balances.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

The Company reported a net loss of $1,412,234 for the six months ended June 30, 2024 compared to a net loss of $2,578,200 for the six months ended June 30, 2023. The components of the decrease in net loss for the current period are as follows:

Revenues

	For the Six Months Ended June 30,		$ Change from prior	% Change from prior
	2024	2023	Year	year
Revenue, services	$1,716,717	$688,151	$1,028,566	149%
Revenue, product sales	1,596,784	1,973,626	(376,842)	(19)%
Total Revenue	$3,313,501	$2,661,777	651,724	24%

Revenue increased by $651,724, or 24% for the six months ended June 30, 2024 compared to 2023. The increase is primarily due to revenue from our RevenueZen acquisition completed during the first quarter of fiscal 2024 which increased revenue by approximately $989,000. This increase was partially offset by a decline in website management revenue, and a decline in digital product sales within the Company’s Mighty Deals subsidiary and a decline in revenue from its SEO Butler subsidiary.

Cost of Revenue

	For the Six Months Ended June 30,		$ Change from	% Change from
	2024	2023	prior year	prior year
Cost of revenue, services	$924,224	$433,786	$490,438	113%
Cost of revenue, product sales	409,510	669,207	(259,697)	(39)%
Total Cost of Revenue	1,333,734	1,102,993	230,741	21%

Cost of revenue increased by $230,741, or 21% due to the Company’s recent acquisition, offset by the decrease in digital product sales within the Company’s Mighty Deals subsidiary. The Company’s gross profit margins increased in the current period compared to the prior period due to the Company’s efforts to streamline operations and create efficiencies, and due to the increased sales from digital product sales with higher margins in the new businesses. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses decreased by $350,001, or 11% during the six months June 30, 2024 compared to 2023. The decrease was primarily due to a decrease in advertising and marketing costs of $244,000, and a decrease in stock-based compensation expense of $438,000, offset by a $136,000 increase in other general and administrative costs including travel and merchant fees, an increase in amortization expense of $195,000 associated with the acquired intangible assets not present in the comparable period. Contractor and payroll costs were flat compared to the prior period despite the overall increase in the business, as a result of the Company’s efficiency efforts.

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

Professional Fees and Acquisition Costs

Professional fees decreased by $226,383, or 36% during the six months June 30, 2024 compared to 2023 primarily due to decreased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $103,287 in acquisition costs during the six months ended June 30, 2024 compared to $208,007 during the six months ended June 30, 2023, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other expense was $45,065 during the six months June 30, 2024 compared to other income of $80,993 during the six months June 30, 2023. The decrease in other income was driven by lower equity method income and decrease in interest income from decreased cash balances.

Liquidity and Capital Resources

As of June 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $310,025 which was mainly on account of raising capital from sale of common stock and warrants in our IPO of $12,255,470. In addition, the Company has raised $600,000 pursuant to a private offering of Series A preferred stock, $618,000 in notes payable and repaid $2,164,498 on its acquisition notes.

Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. Accordingly, management and our auditor have concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 1, 2024 were prepared on a going concern basis, and contemplated the realization of assets and satisfaction of liabilities in the ordinary course of business. We believe that our cash and cash equivalents as of June 30, 2024, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Cash used in operating activities

Net cash used in operating activities was $763,747 and $1,556,175 for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily from the increase in revenues and decreased general and administrative costs as the Company expanded its operations through its business acquisitions in the past year.

Cash used in investing activities

Net cash used in investing activities was $304,000 and $850,000 for the six months ended June 30, 2024 and 2023, respectively. The cash used in investing activities was primarily for the purchase of businesses in both periods and additional cost method investments.

Cash provided by financing activities

Cash flows provided by financing activities was $415,749 for the six months ended June 30, 2024 compared to cash used in financing activities of $198,797 during the six months ended June 30, 2023. During the 2024 period, we received $617,900 in proceeds from notes payable and we paid $151,035 in dividends to preferred stockholders and made payments totaling $57,516 on notes payable. During the 2023 period, we paid $74,994 in dividends to preferred stockholders and made payments totaling $60,332 on notes payable.

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

Contractual commitments

The Company has entered into two asset purchase agreements which includes contingent earn-out payments based on specific performance criteria.

BWPS Business Acquisition: The Company may be required to pay up to $60,000 to Hoang Huu Thinh, contingent upon the BWPS business meeting certain monthly gross revenue targets within three years from the closing date. No earn-out payments have been made as of June 30, 2024. (See Note 10 for further details.)

RevenueZen Acquisition: The Company may be obligated to pay up to $1,869,000 to the sellers of RevenueZen, contingent upon the business achieving a specified gross profit threshold within one year. As of June 30, 2024, no earn-out payments have been made. (See Note 10 for further details.)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

ITEM 1A. RISK FACTORS.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2023 Form 10-K, as filed with the SEC on April 1, 2024, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2023 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have incurred operating losses since our inception and we may continue to incur substantial operating losses for the foreseeable future.

We were incorporated on July 20, 2020, and have conducted operations since May 2019. We have incurred operating losses and experienced negative cash flow since our inception. We incurred a net loss of $8,144,821 for the year ended December 31, 2023 and 1,412,234 for the six months ended June 30, 2024. We anticipate that we will continue to incur operating losses through at least 2024.

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

As described in Note 3 of our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 1, 2024, our auditors have issued a going concern opinion on our December 31, 2023 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing, debt financing and/or related party advances, however there is no assurance of additional funding being available. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

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

On October 25, 2023 Onfolio Holdings Inc. (the “Company”) received notice from The NASDAQ Stock Market that its common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of The Nasdaq Stock Market. On June 25, 2024, the NASDAQ Staff notified the Company that from June 10 to June 24, 2024, the closing bid price of the Company’s common stock has been at $1.00 per share or greater and that the Company has regained compliance with Listing Rule 5550(a)(2) and this matter is now closed. As of the date of this filing, our Company’s common stock failed to maintain a minimum closing bid price of $1.00 over the previous 15 consecutive business days.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following is a summary of all securities that we have sold during the period covered by this report without registration under the Securities Act of 1933, as amended (the “Securities Act”):

On June 24, 2024, in connection with the DDS Rank Acquisition as discussed in Note 4 to our consolidated financial statements included in this report, our Company issued 8,000 shares of Series A Preferred stock for a total value of $200,000.

All of the securities were offered and sold in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act and/or (i) Rule 506 of Regulation D promulgated thereunder; or (ii) Regulation S promulgated thereunder. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the six months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

ONFOLIO HOLDINGS INC.

Date: August 14, 2024	By:	/s/ Dominic Wells
Dominic Wells Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Esbe van Heerden
Esbe van Heerden Chief Financial Officer (Principal Financial Officer)

