Form 10-Q
period 2024-09-30
Onfolio Holdings, Inc
filed 2024-11-14
CIK 1825452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of common stock outstanding as of November 14, 2024 was 5,127,396.

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

ITEM 1. FINANCIAL STATEMENTS.

Onfolio Holdings, Inc.
Consolidated Balance Sheets

	September	December 31
	2024	2023
Assets	(Unaudited)

Current Assets:
Cash	$363,244	$982,261
Accounts receivable, net	226,664	90,070
Inventory	55,330	92,637
Prepaids and other current assets	155,305	111,097
Total Current Assets	800,543	1,276,065

Intangible assets	4,069,795	3,110,204
Goodwill	3,112,987	1,167,194
Due from related party	126,013	150,971
Investment in unconsolidated joint ventures, cost method	188,007	154,007
Investment in unconsolidated joint ventures, equity method	267,483	273,042
Other assets	10,323	-

Total Assets	$8,575,151	$6,131,483
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and other current liabilities	$786,716	$493,816
Dividends payable	87,248	68,011
Notes payable, current	311,577	17,323
Contingent consideration	1,929,000	60,000
Deferred revenue	235,321	149,965
Total Current Liabilities	3,349,862	789,115

Notes payable	840,000	-
Notes payable - related parties	199,000	-
Total Liabilities	4,388,862	789,115

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 118,060 and 92,260 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	118	93
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,127,395 and 5,107,395 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5,128	5,108
Additional paid-in capital	21,877,261	21,107,311
Accumulated other comprehensive income	105,617	182,465
Accumulated deficit	(18,106,474)	(15,952,609)
Total Onfolio Inc. stockholders' equity	3,881,650	5,342,368
Non-Controlling Interests	304,639	-
Total Stockholders' Equity	4,186,289	5,342,368

Total Liabilities and Stockholders' Equity	$8,575,151	$6,131,483

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue, services	$919,044	$433,490	$2,635,761	$1,121,641
Revenue, product sales	1,092,728	879,821	2,689,512	2,853,447
Total Revenue	2,011,772	1,313,311	5,325,273	3,975,088

Cost of revenue, services	625,676	218,063	1,549,900	651,849
Cost of revenue, product sales	180,421	247,533	589,931	916,740
Total cost of revenue	806,097	465,596	2,139,831	1,568,589

Gross profit	1,205,675	847,715	3,185,442	2,406,499

Operating expenses
Selling, general and administrative	1,473,885	1,532,152	4,316,089	4,724,357
Professional fees	193,611	216,082	595,056	843,910
Acquisition costs	18,979	77,525	122,266	285,532
Impairment of goodwill and intangible assets	4,678	3,762,579	4,678	3,952,516
Total operating expenses	1,691,153	5,588,338	5,038,089	9,806,315

Loss from operations	(485,478)	(4,740,623)	(1,852,647)	(7,399,816)

Other income (expense)
Equity method income (loss)	657	2,826	(5,560)	14,921
Dividend income	5,844	94	5,844	1,610
Interest income (expense), net	(20,126)	10,231	(60,564)	68,989
Other income	1,344	(5,687)	2,934	2,937
Total other income (expense)	(12,281)	7,464	(57,346)	88,457

Loss before income taxes	(497,759)	(4,733,159)	(1,909,993)	(7,311,359)

Income tax (provision) benefit	-	-	-	-

Net loss	(497,759)	(4,733,159)	(1,909,993)	(7,311,359)

Net loss attributable to noncontrolling interest	8,043	-	9,961	-
Net loss attributable to Onfolio Holdings Inc.	(489,716)	(4,733,159)	(1,900,032)	(7,311,359)

Preferred Dividends	(87,720)	(54,231)	(253,833)	(155,500)
Net loss to common shareholders	$(577,436)	$(4,787,390)	$(2,153,865)	$(7,466,859)

Net loss per common shareholder
Basic and diluted	$(0.11)	$(0.94)	$(0.42)	$(1.46)

Weighted average shares outstanding
Basic and diluted	5,127,395	5,110,195	5,114,767	5,110,195

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Stockholders' Equity
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

							Accumulated Other	Non
	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	Interest	Equity

Balance, December 31, 2023	92,260	$93	5,107,395	$5,108	$21,107,311	$(15,952,609)	$182,465	$-	$5,342,368
			-	-		-	-	-	-
Acquisition of Business	17,000	17	-	-	484,983	-	-	126,000	611,000
Sale of preferred stock for cash	400	-	-	-	10,000	-	-	-	10,000
Stock-based compensation	-	-	-	-	17,887	-	-	-	17,887
Preferred dividends	-	-	-	-	-	(81,645)	-	-	(81,645)
Foreign currency translation	-	-	-	-	-	-	(39,134)	-	(39,134)
Net loss	-	-	-	-	-	(629,833)	-	(664)	(630,497)

Balance, March 31, 2024	109,660	110	5,107,395	5,108	21,620,181	(16,664,087)	143,331	125,336	5,229,979
			-	-		-	-	-	-
Acquisition of Business	8,000	8	-	-	199,992	-	-	200,000	400,000
Stock-based compensation	-	-	-	-	27,510	-	-	-	27,510
Common stock issued for exercise of options	-	-	20,000	20	(20)	-	-	-	-
Preferred dividends	-	-	-	-	-	(84,468)	-	-	(84,468)
Foreign currency translation	-	-	-	-	-	-	15,788		15,788
Distribution to non-controlling interest								(3,600)	(3,600)
Net loss	-	-	-	-	-	(780,483)	-	(1,254)	(781,737)

Balance, June 30, 2024	117,660	118	5,127,395	5,128	21,847,663	(17,529,038)	159,119	320,482	4,803,472

Proceeds from sale of Preferred Stock	400	-	-	-	10,000	-	-	-	10,000
Cash received from exercise of options	-	-	-	-	12,960	-	-	-	12,960
Stock-based compensation	-	-	-	-	6,638	-	-	-	6,638
Preferred dividends	-	-	-	-	-	(87,720)	-	-	(87,720)
Foreign currency translation	-	-	-	-	-	-	(53,502)		(53,502)
Distribution to non-controlling interest								(7,800)	(7,800)
Net loss	-	-	-	-	-	(489,716)	-	(8,043)	(497,759)

Balance, September 30, 2024	118,060	$118	5,127,395	$5,128	$21,877,261	$(18,106,474)	$105,617	$304,639	$4,186,289

Balance, December 31, 2022	69,660	70	5,107,395	5,108	19,950,776	(7,580,490)	96,971	-	12,472,435

Stock-based compensation	-	-	-	-	233,355	-	-	-	233,355
Preferred dividends	-	-	-	-	-	(51,025)	-	-	(51,025)
Foreign currency translation	-	-	-	-	-	-	(7,481)	-	(7,481)
Net loss	-	-	-	-	-	(1,284,075)	-	-	(1,284,075)

Balance, March 31, 2023	69,660	70	5,107,395	5,108	20,184,131	(8,915,590)	89,490	-	11,363,209

Stock-based compensation	-	-	-	-	250,242	-	-	-	250,242
Preferred dividends	-	-	-	-	-	(50,244)	-	-	(50,244)
Foreign currency translation	-	-	-	-	-	-	20,067	-	20,067
Net loss	-	-	-	-	-	(1,294,125)	-	-	(1,294,125)

Balance, June 30, 2023	69,660	70	5,107,395	5,108	20,434,373	(10,259,959)	109,557	-	10,289,149

Stock-based compensation	-	-	-	-	86,436	-	-	-	86,436
Preferred dividends	-	-	-	-	-	(54,231)	-	-	(54,231)
Foreign currency translation	-	-	-	-	-	-	(35,647)	-	(35,647)
Net loss	-	-	-	-	-	(4,733,159)	-	-	(4,733,159)

Balance, September 30, 2023	69,660	$70	5,107,395	$5,108	$20,520,809	$(15,047,349)	$73,910	$-	$5,552,548

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	2024	2023
Cash Flows from Operating Activities
Net loss	$(1,909,993)	$(7,311,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	52,035	570,033
Equity method (income)/loss	5,560	(14,921)
Dividends received from equity method investment	-	20,473
Amortization of intangible assets	891,288	549,914
Impairment of intangible assets	4,678	3,952,516
Net change in:
Accounts receivable	(136,594)	40,076
Inventory	37,307	(9,363)
Prepaids and other current assets	(20,170)	90,623
Accounts payable and other current liabilities	292,897	(119,265)
Due to joint ventures	24,958	(45,232)
Deferred revenue	61,319	115,709

Net cash used in operating activities	(696,715)	(2,160,796)

Cash Flows from Investing Activities
Cash paid for cost method investments	(34,000)	-
Cash paid to acquire businesses	(255,000)	(850,000)
Investments in cryptocurrency	(15,000)	-

Net cash used in investing activities	(304,000)	(850,000)

Cash Flows from Financing Activities
Proceeds from sale of Series A preferred stock	20,000	-
Proceeds from exercise of stock option	12,960
Payments of preferred dividends	(234,596)	(160,563)
Distributions to non-controlling interest holders	(11,400)	-
Payments on acquisition note payable	-	(40,000)
Proceeds from notes payable	732,300	-
Payments on note payables	(238,046)	(68,959)
Proceeds from notes payable – related parties	200,000	-
Payments on note payables – related parties	(1,000)	-

Net cash provided by financing activities	480,218	(269,522)

Effect of foreign currency translation	(98,520)	(47,626)

Net Change in Cash	(619,017)	(3,327,944)
Cash, Beginning of Period	982,261	6,701,122

Cash, End of Period	$363,244	$3,373,178

Cash Paid For:
Income Taxes	$-	$-
Interest	$60,564	$61,141

Supplemental Non-cash Disclosures
Promissory notes issued for acquisitions	$640,000	$-
Preferred stock issued for acquisitions	$625,000	$-
Contingent consideration issued for acquisition	$1,869,000	$-
Common stock options issued for acquisition	$60,000	$-
Non-controlling interest issued for acquisitions	$126,000	$-
Common stock issued for conversion of stock options	$20	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024. The interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

The consolidated financial statements of the Company include the accounts of its wholly-owned and majority owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, Onfolio Management, LLC, WP Folio, LLC, Proofread Anywhere, LLC, Contentellect, LLC, SEO Butler Limited, Eastern Standard LLC, and DealPipe, LLC. The Company also maintains majority ownership in DDS Rank, LLC and RevenueZen, LLC which are owned 66% and 88%, respectively, by the Company. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company, through its subsidiary Onfolio Management LLC, is the manager of Onfolio Agency SPV, LLC (“OA SPV”), and Onfolio Agency SPV 2, LLC (“OA SPV 2”), collectively referred to as “OA SPVs”. The Company does not hold any equity interest in OA SPVs, but will receive 10% of any cash distributions paid by OA SPV, and 20% of any cash distributions paid by OA SPV 2, to its members, when declared, as the management fee. The Company can be removed as manager of OA SPVs through a unanimous vote of the members. The Company determined that the fees it may receive for its role as manager do not constitute a variable interest in OA SPVs and will be accounted for as a revenue contract under ASC 606.

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

The Company primarily earns revenue through website management, digital services, advertising and content placement on its online businesses, product sales, and digital product sales. Management services revenue is earned and recognized on a monthly basis as the services are provided. Advertising and content revenue is earned and recognized once the content is presented on the Company’s sites in accordance with the customer requirements. Product sales are recognized at the time the product is shipped to the customer. In certain circumstances, products are shipped directly by a supplier to the end customer at the Company’s request. The Company determined that it is the primary obligor in these contracts due to being responsible for fulfilling the customer contract, establishing pricing with the customer, and taking on credit risk from the customer. The Company recognizes revenue from these contracts with customers on a gross basis. Digital product sales represent electronic content that is transferred to the customer at time of purchase. The Company also earns revenue from online course subscriptions that may have monthly or annual subscriptions. In circumstances when a customer purchases an annual subscription upfront, the Company defers the revenue until the performance obligation has been satisfied. As of September 30, 2024 and December 31, 2023, the Company had $211,284 and $149,965, respectively, in deferred revenue related to unsatisfied performance obligations that are expected to be recognized during the 12 months following September 30, 2024.

The following table presented disaggregated revenue information for the three months and nine months ended September 30, 2024 and 2023:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2024	2023	2024	2023
Website management	$24,000	$30,921	$72,000	$101,578
Advertising and content revenue	895,044	592,782	2,563,762	1,020,063
Product sales	117,234	179,764	445,511	488,254
Digital Product Sales	975,494	509,844	2,244,000	2,365,193
Total revenue	$2,011,772	$1,313,311	$5,325,273	$3,975,088

The Company does not have any single customer that accounted for greater than 10% of revenue during the three and nine months ended September 30, 2024 and 2023.

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

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, including 412,250 stock options and 6,219,863 warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2024, the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However, there is no assurance of additional funding being available.

NOTE 4 – BUSINESS ACQUISITIONS

RevenueZen

On December 31, 2023, RevenueZen (the “Acquired Business”) and the Company and RevenueZen LLC, a Delaware limited liability company ("RevenueZen Delaware") a subsidiary of the Company, entered into and closed an asset purchase agreement (the "RevenueZen Asset Purchase Agreement"), for the purchase by the Company of the Acquired Business.

Pursuant to the RevenueZen Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, RevenueZen agreed to sell to the Company the Acquired Business, all as more fully described in the RevenueZen Asset Purchase Agreement. The aggregate purchase price for the Acquired Business was $1,332,000, consisting of $240,000 in cash at closing, $425,000 in Company Series A Preferred Shares, a $440,000 11% interest only secured promissory note made by RevenueZen Delaware due December 31, 2025 (the “RevenueZen Promissory Note”), and additional earn-out payments that could be paid to RevenueZen pursuant to the earn-out formula described in the RevenueZen Asset Purchase Agreement. In addition, five founders of the RevenueZen received a total of a 12% equity interest in RevenueZen Delaware, and they will serve in leadership roles with the RevenueZen Delaware team. Also, certain of the founders received a total of 270,000 non-qualified stock options to purchase Company common shares at $0.51 per share for a period of 10 years pursuant to the Company’s 2020 Equity Compensation Plan.

The earn-out formula specifies for a period of one year, if the SDE (defined in Note 10 below) of the RevenueZen business exceeds $227,000, the sellers of RevenueZen Delaware would be entitled to receive an amount equal to three times the amount above $227,000 of SDE. SDE in this case is defined as gross revenue, less returns, discounts, and refunds and reduced by the cost of contractor payments, freelance copywriters, and payroll and benefits, consistent with the practices of the Seller in the operations of the Business, and for the sake of clarity exclude any payments, reimbursements, administrative charges, overhead charges, or other payments of any kind to the Buyer, Holdings, or any affiliate thereof. The earn-out amount will include 20% of any revenues of the Company that are from any customers of RevenueZen Delaware. The Company has the option to pay any earn-out amount in cash or in shares of preferred stock of the Company.

The transaction closed on January 4, 2024, when consideration was transferred by the Company and control was obtained by the Company and was accounted for as a business combination under ASC 805. The earn-out agreement is accounted for as a contingent consideration liability under ASC 805, which changes in fair value of the potential earn-out amount recognized in current earnings.

The aggregate fair value of consideration for the RevenueZen acquisition was as follows:

Schedule of preliminary fair value of consideration transferred

Amount
Cash paid to seller	$240,000
Notes payable issued to seller	440,000
Options to purchase common shares issued to seller	60,000
Estimated fair value of additional earn-out payments	1,869,000
Series A Preferred Shares issued to seller	425,000
Fair value of 12% equity interest in RevenueZen retained by Sellers	126,000
Total preliminary consideration transferred	$3,160,000

The following information summarizes the preliminary allocation of the fair values assigned to the assets acquired at the acquisition date:

Preliminary Schedule of Recognized Identified Assets Acquired and Liabilities
Developed technology	$240,000
Customer relationships	391,000
Trademarks and Trade Names	440,000
Non-Compete agreement	160,000
Goodwill	1,929,000
Preliminary net assets acquired	$3,160,000

From the period of acquisition of the RevenueZen Business through September 30, 2024, the Company generated total revenue and net loss of $1,625,811 and $14,267, respectively. This net loss is inclusive of $176,417 amortization expenses.

DDS Rank

On June 6, 2024, SEO Marketing, Inc (dba DDS Rank) (“DDS Rank” or the “Acquired Business”) and DDS Rank LLC (“DDS Rank Delaware”), a subsidiary of the Company entered into and closed an asset purchase agreement (the "DDS Asset Purchase Agreement"), for the purchase by the Company of the Acquired Business.

Pursuant to the DDS Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, DDS Rank agreed to sell to the Company the Acquired Business, all as more fully described in the DDS Asset Purchase Agreement. The aggregate purchase price for the Acquired Business was $600,000, consisting of $200,000 in cash paid by OA SPV at closing, $200,000 in Company Series A Preferred Shares, and a $200,000 7% interest only secured promissory note made by DDS Rank Delaware due June 6, 2026 (the “DDS Promissory Note”).

The transaction closed on June 24, 2024, when consideration was transferred by the Company and control was obtained by the Company and was accounted for as a business combination under ASC 805.

The aggregate fair value of consideration for the DDS Rank acquisition was as follows:

Schedule of preliminary fair value of consideration transferred

Amount
Cash paid to seller	200,000
Notes payable issued to seller	200,000
Series A Preferred Shares issued to seller	200,000
Total preliminary consideration transferred	$600,000

The following information summarizes the allocation of the fair values assigned to the assets acquired at the acquisition date:

Preliminary Schedule of Recognized Identified Assets Acquired and Liabilities

Developed technology	$90,000
Customer relationships	360,000
Trademarks and Trade Names	120,000
Non-Compete agreement	30,000
Preliminary net assets acquired	$600,000

From the period of acquisition of the DDS Rank Business through September 30, 2024, the Company generated total revenue and net loss of $71,335 and $24,996, respectively.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 as if the RevenueZen and DDS Rank acquisitions occurred on January 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Revenue	$2,153,170	$1,313,311	$5,466,671	$4,829,167
Operating loss	(572,299)	(4,749,722)	(1,832,828)	(7,356,039)
Net loss	(687,321)	(4,773,136)	(1,900,674)	(7,345,289)
Net loss attributable to common shareholders	(902,129)	(4,829,386)	(2,166,507)	(7,502,808)
Net loss per common share	$(0.18)	$(0.95)	(0.42)	(1.47)
Weighted Average common shares outstanding	5,110,195	5,110,195	5,110,195	5,110,195

NOTE 5 – INVESTMENTS IN JOINT VENTURES

The Company holds various investments in certain joint ventures as described below.

Cost method investments

OnFolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV I and has operational and financial decision-making authority. The manager of JV I can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 10.91% interest from existing owners for $52,500 in cash, bringing its total equity interest to 13.65%. The management fee to the Company described above was waived for fiscal year ended December 31, 2023 and through the nine months ended September 30, 2024, due to lower operating results of JV I.

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision-making authority. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest. Additionally, during the year ending December 31, 2020, the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II during the year ended December 31, 2022. The management fee to the Company described above was waived for fiscal year ended December 31, 2023 and through the nine months ended September 30, 2024, due to lower operating results of JV II.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision-making authority. The manager of JV III can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV III for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV III investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 recognized during the year ended December 31, 2022 related to the cost basis of JV III. The management fee to the Company described above was reduced to $500 for fiscal year ended December 31, 2022 due to lower operating results of JV III. The management fee to the Company described above was waived for fiscal year ended December 31, 2023 and through the nine months ended September 30, 2024 due to lower operating results of JV III.

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

The balance sheet of JV IV at September 30, 2024 included total assets of $841,281 and total liabilities of $27,930.  The balance sheet of JV IV at December 31, 2023 included total assets of $842,794 and total liabilities of $11,823. Additionally, the income statement for JV IV for the three and nine months ended September 30, 2024 and 2023 included the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Revenue	$2,630	$9,404	$16,353	$48,169
Net income (loss)	1,837	7,895	(15,529)	41,680

The Company recognized equity method income (loss) of $(5,560) and $14,921 during the nine months ended September 30, 2024 and 2023, respectively, and received dividends from JV IV of $0 and $20,473, respectively, which were accounted for as returns on investment.

NOTE 6 – INTANGIBLE ASSETS

On April 1, 2024, the Company, through its subsidiary Revenue Zen LLC, acquired certain assets from First Page LLC, for a purchase price of $35,000 and 18% of the gross revenue earned on the acquired assets for the next 36 months.

The following table represents the balances of intangible assets as of September 30, 2024 and December 31, 2023:

	Estimated life	September 30, 2024	December 31, 2023
Website Domains	Indefinite	$418,323	$418,323
Website Domains	4 years	1,612,572	1,278,575
Customer relationships	4-6 years	2,425,833	1,656,447
Trademarks and Tradenames	10 years	1,046,165	481,026
Non-compete agreements	3 years	335,388	143,675
		5,838,281	3,978,046
Accumulated Amortization - Website domains		(618,846)	(326,490)
Accumulated Amortization - Customer Relationships		(878,230)	(422,608)
Accumulated Amortization - Trademarks / Tradenames		(132,818)	(59,713)
Accumulated Amortization - Non-Compete		(138,592)	(59,031)
Net Intangible		$4,069,795	$3,110,204

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

For the three months ended September 30, 2024 and 2023, the Company recognized $335,486 and $146,680, respectively, of amortization expense related to intangible assets. For the nine months ended September 30, 2024 and 2023, the Company recognized $891,288 and $549,914, respectively, of amortization expense related to intangible assets.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of September 30, 2024:

For the year ended December 31,	Amount
2024 (3 months remaining)	$357,980
2025	1,320,884
2026	924,372
2027	347,770
2028	450,711
Thereafter	249,755
Total remaining intangibles amortization	3,651,472

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

During the nine months ended September 30, 2024, the Company sold 800 shares of Series A Preferred Stock for $20,000.

During the nine months ended September 30, 2024 and 2023, the Company recognized $253,833 and $155,500 in dividends to the Series A shareholders, respectively, and made cash dividend payments of $234,596 and $160,563, respectively. As of September 30, 2024 and December 31, 2023, the company has remaining unpaid dividends of $87,248 and $68,011, respectively.

As of September 30, 2024 and December 31, 2023, there were 118,060 and 92,260 Series A preferred shares outstanding, respectively.

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

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2023	133,189	$1.80	$2.52
Granted	310,000	0.27	0.58
Exercised	(20,000)	(0.36)	(0.65)
Forfeited and cancelled	(10,939)	(3.69)	(7.23)
Outstanding at September 30, 2024	412,250	$0.65	$1.02
Exercisable at September 30, 2024	385,034	$0.65	$1.03

The weighted average remaining contractual life is approximately 8.23 years for stock options outstanding with $168,660 of intrinsic value of as of September 30, 2024. The Company recognized stock-based compensation of $6,638 and $86,436 during the three months ended September 30, 2024 and 2023, respectively. The Company recognized stock-based compensation of $52,035 and $570,033 during the nine months ended September 30, 2024 and 2023, respectively. The Company has zero additional compensation cost related to options that are expected to vest.

Common Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2023	6,219,863	$4.21	$5.01
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at September 30, 2024	6,219,863	$4.21	$5.01
Exercisable at September 30, 2024	6,219,863	$4.21	$5.01

The weighted average remaining contractual life is approximately 2.89 years for stock warrants outstanding with no intrinsic value of as of September 30, 2024.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the Joint Ventures that it manages and receives funds on behalf of the joint ventures. As of September 30, 2024 and December 31, 2023 the balances due from the joint ventures were $89,019 and $91,000 included in non-current assets.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of September 30, 2024 and December 31, 2023, the Company was owed $36,994 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties.

NOTE 9 – NOTES PAYABLE

On January 4, 2024, the Company entered into the RevenueZen Note as part of the acquisition of RevenueZen. The RevenueZen Note has the principal sum of $440,000, matures on December 31, 2025, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 11%. Upon the occurrence of an Event of Default (as defined in the RevenueZen Note), the interest rate automatically increases to the rate of 16% per annum. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the RevenueZenNote and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $4,033 per month and commencing on July 31, 2024 the Company shall make an interest only payment of $3,575 per month (ii) no later than June 30, 2024, the Company must make a payment of $50,000; and (iii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on December 31, 2025. As of September 30, 2024 the balance due on the RevenueZen Note was $390,000. The required $50,000 payment was made on July 2, 2024.

In January 2024, the Company entered into three separate promissory notes for aggregate principal of $250,000 and received cash proceeds of $250,000. The notes mature on the two year anniversary of the Company using the funds received for the acquisition of a business, which occurred in January 2024, and carry a 15% interest rate on the outstanding principal balance of, and all other sums owing under, the loan amounts of the notes. As of September 30, 2024 the balance due on the notes was $250,000.

On June 6, 2024, the Company entered into the DDS Rank Note as part of the acquisition of DDS Rank. The DDS Rank Note has the principal sum of $200,000, matures on June 6, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 7%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the DDS Rank Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $1,167 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on June 6, 2026. As of September 30, 2024 the balance due on the DDS Rank Note was $200,000.

During the nine months ended September 30, 2024, the Company received proceeds of $200,000 under note payable agreements from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is April 1, 2027. The notes payable do not bear stated interest rates, but will incur interest via cash distributions derived from the profits of specific wholly-owned subsidiaries of the Company, as agreed upon by both parties, annually. The amount of these cash disbursements will be dependent on the profitability and cash flows of these subsidiaries. The Company repaid $1,000 of the funds advanced.

At various times the Company enters into short term financing agreements with payment service providers who provide cash proceeds. The Company will repay the principal balance based on a percentage of its daily sales processed through the service provider until the total principal is repaid, based on the repayment terms in the agreement which is generally less than one year. The following table shows the outstanding balances of these lenders as of September 30, 2024:

Entity	Origination Date	Interest rate	Original cash advanced	Balance as of September 30, 2024
Proofread Anywhere	January 30, 2024	16.4%	$100,000	$20,668
WPFolio	June 29, 2024	14.9%	$35,000	$23,581
Contentellect	June 29, 2024	11.8%	$32,900	$14,986
Onfolio Assets	July 1, 2014	19.89%	$3,800	-
Onfolio Assets	August 31, 2024	19.89%	$5,600	$3,306
Proofread Anywhere	Augst 24, 2024	13.4%	$250,000	$202,904
Onfolio Holdings	June 30, 2024	11%	$55,000	$28,809

Total balance as of September 30, 2024				$294,254

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On October 3, 2022, the Company entered into an Asset Purchase Agreement (“Hoang Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“Hoang”) for the purchase of the BWPS business. Pursuant to the Hoang Asset Purchase Agreement, the Company is to pay Hoang up to $60,000 in cash pursuant to the earn-out provisions of the Hoang Asset Purchase Agreement. The earn-out provisions were defined as follows, upon completion of the Closing and within three (3) years thereafter ("Earn-out Period" ends 10/3/2025), Hoang shall be eligible for two additional cash payments (i) if in any calendar month, the monthly gross revenue generated by the BWPS business is US$47,500.00 or more, then the buyer shall pay Hoang a one-time payment of US$30,000.00 (“Earn-out Payment 1”), payable within thirty days of the Earn-out Payment 1 being earned and (ii) if in any calendar month, the monthly gross revenue generated by the BWPS Business is US$52,000.00 or more, then the buyer shall pay Hoang a one-time payment of US$30,000.00 (“Earn-out Payment 2”), payable within thirty days of the Earn-out Payment 2 being earned. As of September 30, 2024 no payments have been made pursuant to the earn-out provision.

Pursuant to the RevenueZen acquisition as described above in Note 4, the Company granted earn-out payments that could be paid to RevenueZen pursuant to the earn-out formula described in the RevenueZen Asset Purchase Agreement. The earn-out formula specifies for a period of one year, if the SDE of the RevenueZen business exceeds $227,000, the sellers of RevenueZen Delaware would be entitled to receive an amount equal to three times the amount above $227,000 of SDE. SDE in this case is defined as gross revenue, less returns, discounts, and refunds and reduced by the cost of contractor payments, freelance copywriters, and payroll and benefits, consistent with the practices of the seller in the operations of the RevenueZen business, and for the sake of clarity exclude any payments, reimbursements, administrative charges, overhead charges, or other payments of any kind to the buyer, the Company, or any affiliate thereof. The earn-out amount will include 20% of any revenues of the Company that are from any customers of RevenueZen Delaware. The Company has the option to pay any earn-out amount in cash or in shares of preferred stock of the Company. The Company valued the earn-out provision at $1,869,000 and as of September 30, 2024 no payments have been made pursuant to the earn-out provision.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated events through November 14, 2024, the date these financial statements were available for issuance, and noted the following events requiring disclosures:

On September 20, 2024, Eastern Standard LLC (“Eastern Standard Delaware”), a Delaware limited liability company and the Company’s majority owned subsidiary, entered into an Asset Purchase Agreement (“Eastern Standard Asset Purchase Agreement”) with Eastern Standard, LLC (the “Eastern Standard Pennsylvania”), a Pennsylvania limited liability company, Mark Gisi, James Keller and Vincent Giordano. Pursuant to the Eastern Standard Asset Purchase Agreement, Eastern Standard Delaware will purchase from Eastern Standard Pennsylvania all of Eastern Standard Pennsylvania’s assets utilized in the operation of its business of providing digital marketing services, including integrated branding, and digital customer experiences (the “ES Business Assets”).

Pursuant to the Eastern Standard Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, Eastern Standard Pennsylvania agreed to sell to Eastern Standard Delaware the ES Business Assets, all as more fully described in the Eastern Standard Asset Purchase Agreement. The aggregate purchase price for the ES Business Assets was $2,160,000. As of the closing, the Company owns 70% of Eastern Standard Delaware in exchange for $1,250,000 payable pursuant to two secured promissory notes which are guaranteed by the Company, and $410,000 of the Company’s Series A Preferred Shares. The entities comprising the Company’s special purpose vehicle funding program owns an aggregate of 20% of Eastern Standard Delaware in exchange for $500,000 payable in cash. Eastern Standard Pennsylvania owns a 10% roll-over equity interest in Eastern Standard Delaware. The acquisition closed on October 18, 2024.

The secured promissory notes consist of: (i) a $400,000 promissory note made by Eastern Standard Delaware in favor of Eastern Standard Pennsylvania with an interest at 8% per annum providing for interest only payments with a balloon payment of principal and interest at the end of one hundred twenty (120) days (“Short Term ES Promissory Note”); (ii) an $850,000 promissory note made by Eastern Standard Delaware in favor of Eastern Standard Pennsylvania with an interest rate at 8% per annum providing for interest only payments with a balloon payment of principal and interest at the end of two years (“ES Promissory Note”); and (iii) a Guaranty Agreement made by the Company to secure the payment of Eastern Standard Delaware pursuant to the Short Term ES Promissory Note, the ES Promissory Note and the other obligations of the Company and Eastern Standard Delaware under the Eastern Standard Asset Purchase Agreement.

Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting is incomplete at the time of the filing of these unaudited consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill and other intangible assets. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects, which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.

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

Onfolio Holdings Inc. was incorporated on July 20, 2020 under the laws of Delaware to acquire and develop high-growth and profitable websites. Unless the context otherwise requires, all references to "our Company,” "we,” "our” or "us” and other similar terms means Onfolio Holdings Inc., a Delaware corporation, and our wholly- and majority-owned subsidiaries.

The first nine months of 2024 reflected significant improvements in our revenue, and net loss. Our cash used in operations for the nine months decreased to $696,715, marking the lowest use of cash for operating activities since our initial public offering in August 2022, compared to $2,160,796 during the same period in 2023.

Notably, our net loss roughly halved year-over-year, improving from a net loss of $7,311,359 for the nine months ended September 30, 2023 (which included an impairment loss of $3,952,516), to a net loss of $1,909,993 in the same period of 2024.

In Q3, we saw further gains towards profitability, through increased organic revenue growth, expense reduction, and an acquisition (Eastern Standard, detailed in Recent Developments below) that will contribute to our revenue from Q4 onwards. Quarterly revenue rose 53% year-over-year year, and 16.5% quarter-over-quarter, while total loss from operations decreased to $485,478, down from $4,740,623 in Q3 2023 (which included the impairment loss described above) and $759,119 in Q2 2024.

Operational improvements made in Q2 within several portfolio companies yielded substantial cost savings, with impacts most noticeable in August and September 2024. September 2024 marked a milestone with revenues exceeding $700,000 for the first time, and while the net loss for the month was $352,714, non-cash expenses such as amortization made up $346,802 of this loss.

Moving into Q4, the acquisition of Eastern Standard will contribute to our consolidated results. We continue to explore organic growth opportunities, operational efficiencies, and further accretive acquisitions assisted by OA SPVs (described in Note 2) and our joint-venture investors.

We continue to maintain a strong acquisition pipeline and are actively working towards completing these transactions.

Management remains committed to continuous improvement and achieving profitability by focusing on optimizing our financial position and completing accretive acquisitions.

Recent Developments

In October 2024, we acquired Eastern Standard, a premier digital agency specializing in brand strategy, website development, and digital marketing. Eastern Standard provides tailored solutions across various industries, helping clients enhance their online presence through strategic branding, search engine optimization (SEO), and user-focused design. Our Company holds a 70% ownership stake in Eastern Standard, while the OA SPVs maintain a 20% equity interest, and the Eastern Standard founders maintain a 10% roll-over equity interest and continue to serve in leadership roles on the Eastern Standard team.

On September 20, 2024, Eastern Standard LLC (“Eastern Standard Delaware”), a Delaware limited liability company and the Company’s majority owned subsidiary, entered into an Asset Purchase Agreement (“Eastern Standard Asset Purchase Agreement”) with Eastern Standard, LLC (“Eastern Standard Pennsylvania”), a Pennsylvania limited liability company, Mark Gisi, James Keller and Vincent Giordano. Pursuant to the Eastern Standard Asset Purchase Agreement, Eastern Standard Delaware will purchase from Eastern Standard Pennsylvania all of Eastern Standard Pennsylvania’s assets utilized in the operation of its business of providing digital marketing services, including integrated branding, and digital customer experiences (the “ES Business Assets”).

Pursuant to the Eastern Standard Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, Eastern Standard Pennsylvania agreed to sell to Eastern Standard Delaware the ES Business Assets, all as more fully described in the Eastern Standard Asset Purchase Agreement. The aggregate purchase price for the ES Business Assets was $2,160,000. As of the closing, the Company owns 70% of Eastern Standard Delaware in exchange for $1,250,000 payable pursuant to two secured promissory notes which are guaranteed by the Company, and $410,000 of the Company’s Series A Preferred Shares. The entities comprising the Company’s special purpose vehicle funding program owns an aggregate of 20% of Eastern Standard Delaware in exchange for $500,000 payable in cash. Eastern Standard Pennsylvania owns a 10% roll-over equity interest in Eastern Standard Delaware. The acquisition closed on October 18, 2024.

The secured promissory notes consist of: (i) a $400,000 promissory note made by Eastern Standard Delaware in favor of Eastern Standard Pennsylvania with an interest at 8% per annum providing for interest only payments with a balloon payment of principal and interest at the end of one hundred twenty (120) days (“Short Term ES Promissory Note”); (ii) an $850,000 promissory note made by Eastern Standard Delaware in favor of Eastern Standard Pennsylvania with an interest rate at 8% per annum providing for interest only payments with a balloon payment of principal and interest at the end of two years (“ES Promissory Note”); and (iii) a Guaranty Agreement made by the Company to secure the payment of Eastern Standard Delaware pursuant to the Short Term ES Promissory Note, the ES Promissory Note and the other obligations of the Company and Eastern Standard Delaware under the Eastern Standard Asset Purchase Agreement.

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

Results of Operations

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

The Company reported a net loss of $497,759 for the three months ended September 30, 2024 compared to a net loss of $4,733,159 for the three months ended September 30, 2023. The components of the decrease in net loss for the current period are as follows:

Revenues

	For the Quarter Ended September 30,		$ Change from prior	% Change from prior
	2024	2023	Year	year
Revenue, services	$919,044	$433,490	$485,554	112%
Revenue, product sales	1,092,728	879,821	212,907	24%
Total Revenue	$2,011,772	$1,313,311	698,461	53%

Revenue increased by $698,461, or 53% for the three months ended September 30, 2024 compared to 2023. The increase is primarily due to revenue from our RevenueZen acquisition completed during the first quarter of fiscal 2024 which increased revenue by approximately $621,000 and our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024, which increased revenue by approximately $71,000. This increase was partially offset by a decline in website management revenue, and a decline in digital product sales within the Company’s Mighty Deals subsidiary and a decline in revenue from its SEO Butler subsidiary.

Cost of Revenue

	For the Quarter Ended September 30,		$ Change from	% Change from
	2024	2023	prior year	prior year
Cost of revenue, services	$625,676	$218,063	$407,613	187%
Cost of revenue, product sales	180,421	247,533	(67,112)	(27)%
Total Cost of Revenue	806,097	465,596	340,501	73%

Cost of revenue increased by $340,501, or 73% due to the Company’s recent acquisition offset by the decrease in digital product sales within the Company’s Mighty Deals subsidiary. The Company’s gross profit margins decreased slightly in the current period compared to the prior period. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses decreased by $58,267, or 4% during the three months ended September 30, 2024 compared to 2023. The decrease was primarily due to a decrease in advertising and marketing costs of $88,000, and a decrease in stock-based compensation expense of $80,000 and decrease in contractor and compensation costs of $84,000, offset by an increase in other general and administrative costs of $44,000, including travel and merchant fees, and an increase in amortization expenses of $147,000 associated with the acquired intangible assets not present in the comparable period.

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

Professional Fees and Acquisition Costs

Professional fees decreased by $22,471, or 10% during the three months ended September 30, 2024 compared to 2023 primarily due to decreased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $18,979 in acquisition costs during the three months ended September 30, 2024 compared to $77,525 during the three months ended September 30, 2023, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other expense was $12,281 during the three months ended September 30, 2024 compared to other income of $7,464 during the three months ended September 30, 2023. The decrease in other income was driven by lower equity method income and decrease in interest income from decreased cash balances.

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

The Company reported a net loss of $1,909,993 for the nine months ended September 30, 2024 compared to a net loss of $7,311,359 for the nine months ended September 30, 2023. The components of the decrease in net loss for the current period are as follows:

Revenues

	For the Nine Months Ended September 30,		$ Change from prior	% Change from prior
	2024	2023	Year	year
Revenue, services	$2,635,761	$1,121,641	$1,514,120	135%
Revenue, product sales	2,689,512	2,853,447	(163,935)	(6)%
Total Revenue	$5,325,273	$3,975,088	1,350,185	34%

Revenue increased by $1,350,185, or 34% for the nine months ended September 30, 2024 compared to 2023. The increase is primarily due to revenue from our RevenueZen acquisition completed during the first quarter of fiscal 2024 which increased revenue by approximately $989,000 and our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024, which increased revenue by approximately $71,000. This increase was partially offset by a decline in website management revenue, and a decline in digital product sales within the Company’s Mighty Deals subsidiary and a decline in revenue from its SEO Butler subsidiary.

Cost of Revenue

	For the Nine Months Ended September 30,		$ Change from	% Change from
	2024	2023	prior year	prior year
Cost of revenue, services	$1,549,900	$651,849	$898,051	138%
Cost of revenue, product sales	589,931	916,740	(326,809)	(36)%
Total Cost of Revenue	2,139,831	1,568,589	571,242	36%

Cost of revenue increased by $571,242, or 36% due to the Company’s recent acquisition, offset by the decrease in digital product sales within the Company’s Mighty Deals subsidiary. The Company’s gross profit margins remained about the same in the current period compared to the prior period despite the increase in agency service revenue due to the Company’s efforts to streamline operations and create efficiencies. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses decreased by $408,268, or 9% during the nine months September 30, 2024 compared to 2023. The decrease was primarily due to a decrease in advertising and marketing costs of $332,000, and a decrease in stock-based compensation expense of $518,000, offset by a $30,000 increase in other general and administrative costs including travel and merchant fees, an increase in amortization expense of $341,000 associated with the acquired intangible assets not present in the comparable period. Contractor and payroll costs were flat compared to the prior period despite the overall increase in the business, as a result of the Company’s efficiency efforts.

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

Professional Fees and Acquisition Costs

Professional fees decreased by $248,854, or 29% during the nine months September 30, 2024 compared to 2023 primarily due to decreased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $122,266 in acquisition costs during the nine months ended September 30, 2024 compared to $285,532 during the nine months ended September 30, 2023, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other expense was $57,346 during the nine months September 30, 2024 compared to other income of $88,457 during the nine months September 30, 2023. The decrease in other income was driven by lower equity method income and decrease in interest income from decreased cash balances.

Liquidity and Capital Resources

As of September 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $363,244 which was mainly on account of raising capital from sale of common stock and warrants in our IPO of $12,255,470. In addition, the Company has raised $600,000 pursuant to a private offering of Series A preferred stock, $618,000 in notes payable and repaid $2,164,498 on its acquisition notes.

Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. Accordingly, management and our auditor have concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 1, 2024 were prepared on a going concern basis, and contemplated the realization of assets and satisfaction of liabilities in the ordinary course of business. We believe that our cash and cash equivalents as of September 30, 2024, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Cash used in operating activities

Net cash used in operating activities was $696,715 and $2,160,796 for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily from the increase in revenues and decreased general and administrative costs as the Company expanded its operations through its business acquisitions in the past year.

Cash used in investing activities

Net cash used in investing activities was $304,000 and $850,000 for the nine months ended September 30, 2024 and 2023, respectively. The cash used in investing activities was primarily for the purchase of businesses in both periods and additional cost method investments.

Cash provided by financing activities

Cash flows provided by financing activities was $480,218 for the nine months ended September 30, 2024 compared to cash used in financing activities of $269,522 during the nine months ended September 30, 2023. During the 2024 period, we received $732,300 in proceeds from notes payable and we paid $234,596 in dividends to preferred stockholders and made payments totaling $238,046 on notes payable. During the 2023 period, we paid $160,563 in dividends to preferred stockholders and made payments totaling $68,959 on notes payable.

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

BWPS Business Acquisition: The Company may be required to pay up to $60,000 to Hoang Huu Thinh, contingent upon the BWPS business meeting certain monthly gross revenue targets within three years from the closing date. No earn-out payments have been made as of September 30, 2024. (See Note 10 for further details.)

RevenueZen Acquisition: The Company may be obligated to pay up to $1,869,000 to the sellers of RevenueZen, contingent upon the business achieving a specified gross profit threshold within one year. As of September 30, 2024, no earn-out payments have been made. (See Note 10 for further details.)

Also, see Note 11 – Subsequent Events for additional contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of September 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because, due to our small size, and our limited number of personnel, we did not have in place an effective internal control environment with formal processes and procedures, including journal entry processing and review, to allow for a detailed review of accounting transactions that would identify errors in a timely manner.

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

We were incorporated on July 20, 2020, and have conducted operations since May 2019. We have incurred operating losses and experienced negative cash flow since our inception. We incurred a net loss of $8,144,821 for the year ended December 31, 2023 and 1,909,993 for the nine months ended September 30, 2024. We anticipate that we will continue to incur operating losses through at least 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following is a summary of all securities that we have sold during the period covered by this report without registration under the Securities Act of 1933, as amended (the “Securities Act”):

During the three months ended September 30, 2024, our Company sold 400 shares of Series A Preferred Stock at $25 per share for total consideration of $10,000.

All of the securities were offered and sold in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act and/or (i) Rule 506 of Regulation D promulgated thereunder; or (ii) Regulation S promulgated thereunder. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the nine months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are included herein:

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement - Eastern Standard (incorporated by reference to the Company’s Form 8-K filed on September 24, 2024)
2.2	Closing Letter Agreement – Eastern Standard (Incorporated by reference to our Form 8-K filed on 10/22/2024)
10.1	Form of $400,000 Promissory Note – Eastern Standard (Incorporated by reference to our Form 8-K filed on 10/22/2024)
10.2	Form of $850,000 Promissory Note – Eastern Standard (Incorporated by reference to our Form 8-K filed on 10/22/2024)
10.3	Form of Security Agreement – Eastern Standard (Incorporated by reference to our Form 8-K filed on 10/22/2024)
10.4	Form of Corporate Guarantee (Incorporated by reference to our Form 8-K filed on 10/22/2024)
22.1*	List of issuer and guarantor subsidiaries
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONFOLIO HOLDINGS INC.

Date: November 14, 2024	By:	/s/ Dominic Wells
Dominic Wells Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Esbe van Heerden
Esbe van Heerden Chief Financial Officer (Principal Financial Officer)

