Form 10-K
period 2024-12-31
Onfolio Holdings, Inc
filed 2025-04-16
CIK 1825452

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to section 12(g) of the Act: Series A Preferred Stock

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,162,115 as of June 30, 2024.

As of April 15, 2025, there were 5,127,395 shares outstanding of the registrant’s common stock, $.001 par value.

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

●	our ability to achieve significant revenues and sustained profitability;
●	impairment of goodwill and long-lived assets
●	changes in customer demand;
●	our ability to develop our brands cost-effectively, to attract new customers and retain customers on a cost-effective basis;
●	our ability to compete in the markets in which our online businesses participate;
●	our ability to make strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
●	our ability to continue to successfully manage our online businesses on a combined basis;
●	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems
●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
●	the occurrence of war and or other hostilities, political instability or catastrophic events;
●	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment;
●	Risks related to, and the costs associated with, environmental, social and governance (ESG) matters, including the scope and pace of related rulemaking activity; and
●	Other factors and risks described under “Risk Factors” herein and in any of the Company’s subsequent reports filed with the SEC and available on its website at www.sec.gov.

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

Our long-term goal is to build a world-class holding company that acquires, operates, and scales profitable online businesses. We aim to do this through operational excellence, smart capital deployment, strong leadership and infrastructure, and the maintenance of an innovator and small business owner’s mindset.

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

 Competitive Strengths

We believe that the following competitive strengths contribute to our success and distinguish us from our competitors:

•

our senior management team has approximately 40 years of combined experience in Internet connected businesses. We believe that we have assembled a senior management team with highly complementary skills and experiences in the industry, accounting, finance, and acquisitions;

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

Additionally, as our portfolio has grown, we are becoming more strategic with our acquisition targets and seek acquisitions where 1+1=3. This means that such an acquisition would either fill a gap in our organizational chart, allow an existing portfolio company to grow, or enable one or more of  our existing portfolio companies grow the target company. We currently consider the following types of business models to be ideal 1+1=3 acquisitions for our existing portfolio:

a.)	Online courses that have overlap with our existing course portfolio and their audiences; and
b.)	Online services that have service and client overlap with our existing agency portfolio.

Over time, we expect the definition of an ideal 1+1=3 acquisition to evolve and widen as our portfolio grows and our surface area for strategic acquisitions expands.

We typically acquire ownership in our businesses utilizing one or more of the following: cash, debt, shares of our Series A Preferred stock, rollover interest or joint venture with one of our Onfolio Agency SPV vehicles that utilizes its own cash to acquire a portion of the acquired business. Our Company, through our subsidiary Onfolio Management LLC, is the manager of Onfolio Agency SPV, LLC (“OA SPV”), and Onfolio Agency SPV 2, LLC (“OA SPV 2”), collectively referred to as “OA SPVs”. Our Company does not hold any equity interest in the OA SPVs, but will receive 10% of any cash distributions paid by OA SPV, and 20% of any cash distributions paid by OA SPV 2, to its members, when declared, as the management fee.

As we grow our team, we may not be able to find, vet, and acquire businesses at the speed required for short term financial performance. We rely on our team’s ability to evaluate potential acquisitions. Further, we believe our Company can find acquisition opportunities where the seller has not fully optimized their business. We have grown businesses where digital marketing is the leverage point, and our experience and multi-channel skillset allows us to add a lot of value to existing efforts. This may give us the opportunity to continue to grow the majority of our acquisitions organically. We also believe that due to our corporate structure, our comfort with utilizing a remote workforce, and our status as a public company, we may be able to attract and incentivize talent to help both with our deal flow and acquisition efforts, and our organic growth.

Quality Assurance Programs and Processes

Quality Assurance (“QA”) practices differ depending on the products. Before we acquire any online business that deals with physical products, we research reviews of the products online to see if there is a large number of complaints. We look at the refund rate, and if dealing with a manufacturer on somewhere such as Alibaba, we also look at that manufacturer’s reviews. We also ask for any relevant certificates, licenses, or compliance documents.

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

Before we acquire service businesses, such as those offering SEO or digital marketing services, we research and evaluate the company's reputation and acquire feedback across various platforms to gauge overall customer satisfaction. Additionally, we assess the rate of client retention and contract renewals, as these are strong indicators of the quality and value of the services provided. We may also trial their products to evaluate the quality of the services provided.

We use similar practices to conduct spot checks on the services we provide once acquired, using client retention and feedback to gauge customer satisfaction with the services provided.

Management Strategy

Our management strategy involves a combination of sharing resources across online businesses, and employing dedicated managers of individual online businesses. We set clear objectives for our businesses in collaboration with individual managers, and then entrust them with the autonomy to execute strategic decisions within these established parameters. We support them where necessary, but otherwise empower these subject matter experts with the operational freedom to grow the online businesses in line with their responsibilities and our shared objectives.

Our Online Businesses

Our Company is structured as follows:

We own and/or manage the following 20 online businesses:

Eastern Standard - Own

In October 2024, we acquired Eastern Standard, a premier digital agency specializing in brand strategy, website development, and digital marketing. Eastern Standard provides tailored solutions across various industries, helping clients enhance their online presence through strategic branding, search engine optimization (SEO), and user-focused design. Our Company holds a 53% ownership stake in Eastern Standard, while the OA SPVs maintain a 37% equity interest, and the Eastern Standard founders maintain a 10% roll-over equity interest and continue to serve in leadership roles on the Eastern Standard team.

DDSrank.com - Own

In June 2024, we acquired DDS Rank, an online service provider that works with dental professionals to grow their online presence and patient base. DDS Rank offers digital marketing services such as search-engine optimization, paid advertising, and web design. DDS Rank enjoys a strong reputation in its field, specializing in helping dentists improve search engine visibility and attract more patients. Our Company holds a 66% ownership stake in DDS Rank, while OA SPV maintains a 34% equity interest.

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

Preventdirectaccess.com/Passwordprotectwp.com – Divested December  2024

In October 2022, we acquired Preventdirectaccess.com/Passwordprotectwp.com, which provides a suite of optimization, customization, privacy and security products and services for WordPress websites, with the core offerings consisting of (i) the WordPress plugin known as PREVENT DIRECT ACCESS available via the website preventdirectaccess.com, and (ii) the WordPress plugin known as PASSWORD PROTECT WORDPRESS available via the website passwordprotectwp.com. Customers of these websites utilize these online businesses’ security plugins that allow bloggers, creators, agencies, and SMBs to protect their digital assets, products, and content. Our Company held a 100% ownership stake in Preventdirectaccess.com / Passwordprotectwp.com (“WPFolio LLC”) until the sale of the business operations for $780,000 in an all-cash transaction.

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

Vital-Reaction.com – Own

In December 2020, we acquired Vital-Reaction.com. Vital-Reaction.com is an online supplements business providing molecular hydrogen tablets, clinical and retail inhalers, dermal therapy devices, grounding mats, and other related products. The online business operates out of Boulder, Colorado, and ships across the U.S. and internationally. Products are sourced from within the US, Japan, and China. Customers range from retail customers to U.S. clinicians and doctors who resell or refer customers. Our Company holds a 100% ownership stake in Vital Reaction LLC, which owns Vital-Reaction.com.

Allthingsdogs.com – Own

In December 2020, we acquired Allthingsdogs.com. Allthingsdogs.com is a publishing website in the pet dog vertical. It publishes informational articles related to every breed of dog. The information ranges from how to care for a certain breed, to the best types of dog food, to training tips. As well as advertising revenue, the website earns money from I’ve affiliate commissions and sales of its own ebooks and informational products. This website is one of our three online businesses in the dog vertical, providing us with significant growth opportunities and operational efficiencies, plus economies of scale as we offer digital products, physical products, and work with key vendors in the industry. As our audience grows into the hundreds of thousands across the Allthingsdogs.com, Woofwhiskers.com and Perfectdogbreeds.com sites, we expect the pet dog aspect of our portfolio to grow in stature and revenue. Our Company holds a 100% ownership stake in Allthingsdogs.com.

DealPipe.io - Own

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

In January 2020, we began to manage Fishkeepingworld.com. Fishkeepingworld.com is a publishing website in the ornamental fish and aquarium space. It provides information for hobbyists on how to care for their fish, maintain their tank, and level up their hobby. Our Company holds a 13.63% ownership stake in Onfolio JV I, LLC, which owns Fishkeepingworld.com and we receive a management fee of $2,500 per month and 50% profit share of any profits above $12,500 per month for managing this website. For example, if the website produced $2,000 net profit per month before we started managing it, and it produced $3,000 per month afterwards, we would receive 50% of the additional $1,000.

Asubtlerevelry.com – Manage/Own

In January 2020, we began to manage Asubtlerevelry.com. Asubtlerevelry.com covers topics ranging from hosting a house party, to bachelorette party ideas, to recipes, to crafts. The site is a pure content and display advertising site. Long term, the site is forming a strong part of the growing craft/DIY vertical that several of our other managed sites are in. Our Company holds a 10.70% ownership stake in Onfolio JV II LLC, which owns Asubtlerevelry.com and we receive a management fee of $1,500 per month and 50% profit share of any profits above $16,500 for managing this website. For example, if the website produced $2,000 net profit per month before we started managing it, and it produced $3,000 per month afterwards, we would receive 50% of the additional $1,000.

Wowfreestuff.co.uk – Manage/Own

In April 2020, we began to manage Wowfreestuff.com. Wowfreestuff.com has a large audience of hundreds of thousands of people in the UK who want to be notified when companies do freebies and giveaways. Many of these companies pay a commission to the site to help promote their freebies. Our Company holds a 13.59% ownership stake in Onfolio JV III LLC, which owns Wowfreestuff.com and we receive a management fee of $3,000 per month and 50% profit share of any profits above $16,500 for managing this website. For example, if the website produced $2,000 net profit per month before we started managing it, and it produced $3,000 per month afterwards, we would receive 50% of the additional $1,000.

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

2023 and 2024 Divestitures and Impairments

In January 2023, the Company shut down the business operations of Digitallyapproved.com, which offered a newsletter on social media marketing, and a Pinterest management agency.

In November 2023, the Company shut down the business operations of Prettyneatcreative.com, an eCommerce business in the diamond painting niche.

During the year ended December 31, 2023, the Company recognized impairment losses of $2,642,649  related to the BCP Media Acquisition, $580,284 related to the BWPS Acquisition, and $903,897 related to the SEO Butler Acquisition, $700,000 related to Mighty Deals website domains and $84,000 related to Pretty Neat Creative, operating under Onfolio Crafts LLC, and $105,937 related to various website domains operating under Onfolio Assets LLC for total aggregate impairment of $5,016,765 related to the above acquisitions, as a result of lower than expected cash flows from the acquired businesses and an increase in interest rates leading to a higher discount rate used.

In December 2024, the Company sold the business operations of BWPS (“WPFolio LLC)” for $780,000 in an all-cash transaction to align the wider portfolio more closely with the growing B2B agency and information products business lines.

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

At the portfolio level, Eastern Standard may compete with other agencies offering similar digital marketing and web design services such as OHO Interactive, iFactory, Digital Wave, and Digital Silk, amongst others. In this industry, we believe the principal competitive factors are:

•	quality of digital marketing services and execution;
•	experience and expertise of their team;
•	customer satisfaction; and
•	competitive pricing and value for money.

For DDS Rank may compete with other agencies offering similar dental SEO and marketing services such as The Dental SEO Company, Best Results Dental Marketing, and PatientGain, amongst others. In this industry, we believe the principal competitive factors are:

•	patient lead generation for dentists;
•	quality of SEO and marketing strategies;
•	experienced dental SEO experts; and
•	customer satisfaction from dentists.

For RevenueZen may compete with other agencies offering similar digital marketing services such as Skale, SaaSpirin, and SimpleTiger, amongst others. In this industry, we believe the principle competitive factors are:

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

Employees

Our company, including all its subsidiaries, has 29 full-time employees and 2 part-time employee. It also utilizes 21 full-time contractors in connection with its business operations.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. In addition to the other information contained in this Report on Form 10-K, you should consider carefully the following risk factors in evaluating our business and us. There are numerous and varied risks that may prevent our Company from achieving its goals. If any of these risks actually occur, our Company’s business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock, series A preferred stock  and warrants could decline and investors could lose all or part of their investment. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also significantly impair our business operations and could result in a complete loss of your investment.

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

 Revision of previously issued consolidated financial statements.

During the year ended December 31, 2024, the Company identified errors in its previously issued consolidated financial statements for the year ended December 31, 2023 related to the impairment of intangible assets and goodwill of certain recently acquired businesses. These errors were a result of the Company revising the estimated cash flows used in its determination of the recoverability of the impaired assets as well as the sequencing of impairment testing thereby resulting in an understatement of impairment expense for the year ended December 31, 2023 and a subsequent overstatement of amortization expense in each of the quarters for the year ended December 31, 2024.

The errors noted above did not result in the 2023 financial statements being materially misstated. However, in order to correctly reflect the errors in the appropriate period, management has revised the 2023 previously issued financial statements in this form 10-K. See Note 1 of our accompanying audited financial statements Financial Statements.

We have incurred operating losses since our inception and we may continue to incur substantial operating losses for the foreseeable future.

We have incurred operating losses and experienced negative cash flow since our inception. We incurred a net loss of $1,773,942 for the year ended December 31, 2024 and $9,150,066 for the year ended December 31, 2023. We may continue to incur operating losses through at least 2025.

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

As described in Note 3 of our accompanying audited financial statements, our auditors have issued a going concern opinion on our December 31, 2024 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing, debt financing and/or related party advances, however there is no assurance of additional funding being available. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

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

We intend to continue to make investments to support our business growth, including acquiring additional online businesses. In addition, we may also need additional funds to respond to other business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, satisfying debt and series A preferred stock payment obligations, and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, holders of our common stock, or otherwise adversely affect holders of our common stock and series A preferred stock. We may also seek to raise additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all our business plans.

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

Our future success will depend upon the continued services of Dominic Wells, our Chief Executive Officer; Adam Trainor, our Interim Chief Financial Officer and Chief Operations Officer; and other members of our key management team and our consultants. We especially consider Mr. Wells to be critical to the management of our business and operations and the development of our strategic direction. Though no individual is indispensable, the loss of the services of these individuals could have a material adverse effect on our business, operations, revenues or prospects. We do not currently maintain key man life insurance on the lives of these individuals. Our future success will also depend on our ability to identify, hire, develop, motivate and retain highly skilled personnel. Competition in our industry for qualified employees is intense, and our compensation arrangements may not always be successful in attracting new employees and/or retaining and motivating our existing employees. Future acquisitions by us may also cause uncertainty among our current employees and employees of the acquired business, which could lead to the departure of key individuals. Such departures could have an adverse impact on the anticipated benefits of an acquisition.

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

Some of our online businesses are eCommerce businesses that obtain physical products that are imported from China and Japan. Supply chain interruptions, regulatory changes, catastrophic events or political climate, including the occurrence of war and or other hostilities, could potentially adversely impact our relationships with these vendors. Additionally, tariffs and rising inflation could cause our product, marketing, and labor costs to rise beyond an acceptable level to us or cause us to increase our prices to a level not accepted by consumers. Any of these factors could negatively impact our financial condition or results of operations.

Risks Related to Our Business – Primary Risk Factors Related to Our Specific Online Businesses

Revenuzen.com

•

Economic Downturn Impact. In the event of an economic slowdown or recession, businesses may reduce marketing and branding budgets to cut costs, which could lead to Eastern Standard facing lower client demand, impacting revenue.

•

Advertising Platform Policy Changes. Eastern Standard’s digital marketing services rely on platforms like Google and Meta. If these platforms adjust their algorithms, ad pricing, or restrictions, it could reduce the effectiveness of digital marketing campaigns, increase costs for clients, and make Eastern Standard’s services less competitive.

DDSRank.com

•

Dental Industry Consolidation. The dental industry is experiencing consolidation, with larger dental groups and private equity-backed organizations acquiring independent practices. As more dental practices become part of larger networks, we could see more budget available to spend on SEO and digital marketing services. However, if they instead build in-house marketing teams, there may be a decline in third party services, potentially impacting DDS Rank’s revenue.

•

Local Search Algorithm Changes. DDS Rank relies on local SEO to generate patient leads for its clients. If search engines modify their local ranking algorithms in ways that disadvantage smaller dental practices, DDS Rank’s clients may see reduced visibility, which could negatively affect DDS Rank’s revenue and client retention.

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

SEOButler.com

•

SEO Services Industry Growth. The SEO Services industry is significant and expected to continue growing over the next 5 years. In the event this industry’s growth does not occur as expected, or occurs slower than expected the popularity of SEOButler.com’s services could decrease, which in turn could negatively impact the website’s revenue generation and our Company’s revenue.

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

•

Popularity of Crafting. A large part of the growth of Craftwhack.com has come from the growth in home and DIY and crafting activities, accelerated by the previous Covid-19 pandemic. The loss of popularity of these activities could negatively impact the website’s revenue generation our Company’s revenue.

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

As part of long-term investment strategy, we will continue to acquire or invest in online businesses, applications and services or technologies that we believe could complement or expand our services or otherwise offer growth opportunities in the long run. We may incur indebtedness for future acquisitions, which would be senior to our shares. Future acquisitions may also reduce our cash available for distribution to our stockholders, including holders of our common shares and series A preferred stock, following such acquisitions. To the extent such acquisitions do not perform as expected, such risk may be particularly heightened. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

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

Even if we conduct extensive due diligence on a target website that we acquire, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets or incur impairment or other charges that could result in our reporting losses. For example, during the year ended December 31, 2023, after taking into account the lower than expected performances of the following businesses and the rising interest rates, the Company recognized impairment losses of $2,642,649 related to the BCP Media Acquisition, $580,284 related to the BWPS Acquisition, and $903,897 related to the SEO Butler Acquisition, $700,000 related to Mighty Deals website domains and $84,000 related to Pretty Neat Creative, operating under Onfolio Crafts LLC, and $105,937 related to various website domains operating under Onfolio Assets LLC for total aggregate impairment expense $5,016,765. Management has a process to evaluate the viability and profitability of each business. If and when management concludes that a business has a significantly reduced future value, management will assess the asset for possible impairment in the quarter management reaches that conclusion. The Company did not incur similar impairment costs during the year ended December 31, 2024. So, even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the acquisition transaction or thereafter. Accordingly, we could experience a significant negative effect on our financial condition, results of operations and the price of our securities. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

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

Risks Related to Owning Our Securities

The market for our common stock, publicly-traded warrants and series A preferred stock could be considered “thinly-traded,” and an active market in securities may never fully develop.

Our common stock and publicly-traded warrants were listed and began trading on the Nasdaq Capital Market on August 26, 2022, under the symbols “ONFO” and “ONFOW,” respectively. Our series A preferred stock became quoted and began trading on the OTCQB on October 30, 2024 under the symbol “ONFOP.” Prior to these listings or quotations, there was no public market for these securities. Despite certain increases of trading volume from time to time, there have been periods when the market for our securities could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our securities at or near bid prices at any given time may be relatively small. Any event or events that could cause current investors to sell our securities could place downward pressure on the trading price of our securities and the trading price of our securities could decline, meaning that you may experience a decrease in the value of your common stock and publicly-traded warrants regardless of our operating performance or prospects.

The price of our securities may fluctuate substantially.

You should consider an investment in our securities to be risky, and you should invest in our securities only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our securities to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Report on Form 10-K, are:

•	sale of our common stock by our stockholders, executives, and directors;
•	volatility and limitations in trading volumes of our shares of securities;
•	our ability to obtain financing;
•	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our business’ industries;
•	our ability to attract new customers;
•	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of securities by our stockholders;
•	our cash position;

•	announcements and events surrounding financing efforts, including debt and equity securities;
•	our inability to enter into new markets or develop new products;
•	reputational issues;
•	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
•	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
•	changes in industry conditions or perceptions;
•	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
•	departures and additions of key personnel;
•	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
•	other events or factors, many of which may be out of our control.

In addition, if the market for securities in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our securities could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our Company’s series A preferred stock is senior in rank to shares of our common stock with respect to dividends, liquidation and dissolution.

We have 1,000,000 shares of series A preferred stock reserved pursuant to an ongoing concurrent private offering of series A preferred stock. As of the date of this Report on Form 10-K, 162,180 shares of series A preferred stock are issued and outstanding. The series A preferred is senior in rank to shares of common stock with respect to dividends, liquidation and dissolution. Each share of series A preferred carries an annual 12% cumulative, non-compounding dividend based on the cash amount invested into the series A preferred, payable quarterly. All accrued dividends on any shares of series A preferred stock shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the shares of series A preferred stock in accordance with the liquidation and redemption provisions of the shares of series A preferred stock contained in the Company’s certificate of incorporation. Dividends on series A preferred will be paid prior to any dividends on any other class of shares, including common stock. In the event of any liquidation, dissolution or winding up of our Company, the proceeds shall be paid as follows: (i) first, pay the purchase price plus accrued dividends, on each share of series A preferred; and (ii) next, the balance of any proceeds shall be distributed pro rata to holders of common stock or other junior securities. Except as otherwise required by law, the series A preferred stock have no voting rights other than as provided by the provisions of our Company’s certificate of incorporation where the series A preferred will vote as a separate class. The series A preferred shall be redeemable at the option of our Company commencing any time after January 1, 2026 at a price equal to the purchase price ($25.00 per share as of the date hereof) plus accrued dividends, on each share of series A preferred. On or before 180 days following the sale of at least 600,000 shares of the series A preferred, our Company shall register the series A preferred by preparing and filing one registration statement, or if necessary more than one registration statement, of our Company in compliance with the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and thereafter apply to list the series A preferred stock on a U.S. stock exchange or develop a public trading market for the series A preferred stock by soliciting securities brokers to become market makers of the series A preferred on an established over the counter trading market, such as the OTC Markets. Our series A preferred stock became quoted and began trading on the OTCQB on October 30, 2024 under the symbol “ONFOP.”

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

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our securities, our securities’ price and trading volume could decline.

The trading market for our securities may depend in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if any of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the price of our securities could decline. If one or more of our research analysts ceases to cover our business or fails to publish reports on us regularly, demand for our securities could decrease, which could cause the price of securities or trading volume to decline.

We may issue additional equity securities, or engage in other transactions that could dilute our book value or relative rights of our common stock and series A preferred stock, which may adversely affect the market price of our securities.

Our Board may determine from time to time that it needs to raise additional capital by issuing additional shares of our common stock, series A preferred stock or other securities. Except as otherwise described in this Report on Form 10-K, we will not be restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock, or series A preferred stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of existing stockholders or reduce the market price of some of our securities, or all of them. Holders of our securities are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, then current holders of our securities. Additionally, if we raise additional capital by making offerings of debt or preferred shares, upon our liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, may receive distributions of its available assets before the holders of our common stock. We currently have 1,000,000 shares of series A preferred stock reserved pursuant to an ongoing concurrent private offering of series A preferred stock. As of the date of this Report on Form 10-K, 162,180 shares of series A preferred stock are issued and outstanding. The series A preferred stock is senior in rank to shares of common stock with respect to dividends, liquidation and dissolution, but may not be senior in rank to other series of preferred stock that we may issue in the future.

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

Our series A preferred stock has not been rated.

We have not sought to have our series A preferred stock rated by any rating agency. Unrated securities are usually valued at a discount to similar, rated securities. As a result, there is a risk that our series A preferred stock may be valued or trade at a price that is lower than the shares might otherwise trade if rated by a rating agency. It is possible, however, that one or more rating agencies might independently determine to assign a rating to the series A preferred stock. In addition, we may elect in the future to obtain a rating of our series A preferred stock, which could adversely impact the market price of the series A preferred stock, or, we may elect to issue other securities for which we may seek to obtain a rating. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. If any ratings are assigned to our series A preferred stock in the future or if we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the value of our series A preferred stock or the trading price on any market on which it may trade. It is also possible that our series A preferred stock will never be rated.

Dividend payments on the series A preferred stock are not guaranteed.

Although dividends on our series A preferred stock are cumulative, our board of directors must approve the actual payment of the dividends. Our board of directors can elect at any time or from time to time, and for an indefinite duration, not to pay any or all accrued dividends. Our board of directors could elect to suspend dividends for any reason, and may be prohibited from approving dividends in the following instances:

•	poor historical or projected cash flows;
•	the need to make payments on our indebtedness;
•	concluding that payment of distributions on the Series A preferred stock would cause us to breach the terms of any indebtedness or other instrument or agreement; or
•	determining that the payment of dividends would violate applicable law regarding unlawful distributions to shareholders.

We operate as a holding company dependent upon the assets and operations of our subsidiaries, and because of our structure, we may not be able to generate the funds necessary to make distributions on our series A preferred stock.

We generally operate as a holding company that conducts its businesses primarily through its subsidiaries. These subsidiaries conduct all of our operations and are our only sources of income. Accordingly, we are dependent on cash flows and payments of funds to us by our subsidiaries as distributions, loans, advances, leases or other payments from our subsidiaries to generate the funds necessary to make distributions or dividends on our securities. Our subsidiaries’ ability to pay such distributions and/or make such loans, advances, leases or other payments may be restricted by, among other things, applicable laws and regulations, current and future debt agreements and management agreements into which our subsidiaries may enter, which may impair our ability to make cash payments on our securities, including our series A preferred stock. In addition, such agreements may prohibit or limit the ability of our subsidiaries to transfer any of their property or assets to us, any of our other subsidiaries or third parties. Our future indebtedness or our subsidiaries’ future indebtedness may also include restrictions with similar effects.

In addition, because we are a holding company, shareholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of holders of our series A preferred stock will be satisfied only after all of our subsidiaries’ liabilities and obligations have been paid in full.

Our series A preferred stock will bear a risk of redemption by us.

We, at our option, may not redeem shares of our series A preferred stock prior to January 1, 2026, However, any such redemptions after such date may occur at a time that is unfavorable to holders of our series A preferred stock. We may have an incentive to redeem our series A preferred stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a dividend or interest rate that is lower than the dividend rate on our series A preferred stock.

The potential payment of dividends on our series A preferred stock or redemption of our series A preferred stock is dependent on a number of factors, and payments and redemptions cannot be assured.

It is uncertain whether or when we will pay cash dividends or other distributions with respect to our series A preferred stock in the foreseeable future. Debt instruments to which we or our subsidiaries may be a party may contain restrictive covenants that limit our ability to pay dividends or for us to receive dividends from our subsidiaries, any of which may negatively impact the trading price of the series A preferred stock. In addition, holders of series A preferred stock will only be entitled to receive such cash dividends as our board of directors may declare out of funds legally available for such payments, and our board of directors may only authorize us to repurchase shares of our capital stock with funds legally available for such repurchases. The payment of future cash dividends and future repurchases will depend upon our earnings, economic conditions, liquidity and capital requirements, and other factors, including our debt leverage. Accordingly, we cannot make any assurance that dividends will be paid or redemptions will be made.

The cash distributions you receive on our series A preferred stock may be less frequent or lower in amount than you expect.

Our board of directors has ultimate discretion to determine the amount and timing of the distributions on the series A preferred stock. In making this determination, our board of directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot assure you that we will consistently be able to generate sufficient available cash flow to fund distributions on the series A preferred stock at the stated dividend rate nor can we assure you that sufficient cash will be available to make distributions to you. We cannot predict the amount of distributions you may receive and we may be unable to pay distributions over time.

Holders of our series A preferred stock will be subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in preferred stock or the income from that investment will be worth less in the future. As inflation occurs, the real value of our series A preferred stock and dividends payable on such shares declines.

An investment in our series A preferred stock bears interest rate risk.

Our series A preferred stock will pay dividends at a fixed dividend rate. Prices of fixed income investments vary inversely with changes in market yields. The market yields on securities comparable to our series A preferred stock may increase, which could result in a decline in the value or secondary market price of our series A preferred stock.

Holders of series A preferred stock will bear reinvestment risk.

Given the potential for redemption of our series A preferred shares at the Company’s option commencing January 1, 2026, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the series A preferred stock may be lower than the return previously obtained from the investment in the series A preferred shares.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, tariffs, energy costs, geopolitical issues, the U.S. mortgage market and unstable real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and overall plan of business.

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

As a publicly traded company, we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the Nasdaq Capital Market on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements and keep pace with new regulations so that we do not fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting and we have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management has deemed certain conditions to be material weaknesses and significant deficiencies in our internal controls. For example, we failed to employ a sufficient number of staff to maintain optimal segregation of duties and to provide optimal levels of oversight and we rely upon a third-party accounting firm to assist us with GAAP compliance,the design and maintenance of effective internal controls over the accounting for impairment of goodwill and intangible assets and purchase accounting was ineffective, and the design and maintenance of controls over the accounting for website design and implementation and website management revenues was ineffective. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

Future sales and issuances of our securities or rights to purchase our securities, including pursuant to our equity incentive plan and outstanding warrants could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including acquiring additional online businesses, marketing activities and costs associated with operating a public company. To raise capital, we may sell common stock, series A preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, series A preferred stock, convertible securities or other equity securities, existing stockholders may be materially diluted by subsequent sales, and new investors could gain rights, preferences and privileges senior to the holders of our existing securities. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Equity Incentive Plan, as amended, (the “2020 Plan”) is 2,600,000 shares, except at any given time, the number of shares that may be issued pursuant to the 2020 Plan cannot exceed the number of shares that is equal to 20% of our Company’s total shares of common stock outstanding at the time of any grant of awards under the 2020 Plan. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

Our directors and executive officers own approximately 30.8% of our outstanding common stock. Accordingly, these stockholders may exert significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets. The significant concentration of stock ownership may negatively impact the value of our common stock due to potential investors’ perception that conflicts of interest may exist or arise.

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

The above-described provisions of our certificate of incorporation and bylaws that provide for the Court of Chancery of the State of Delaware as the sole and exclusive forum for any actions, claims or proceedings do not apply to suits brought to enforce a duty or liability created by the Exchange Act, Securities Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions. Our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

We are a smaller reporting company and are exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

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

As a smaller reporting company, we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we provide only two years of financial statements; and we do not need to provide the table of selected financial data. We also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our securities less attractive to potential investors, and also could make it more difficult for our stockholders to sell their securities.

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

Holders of Common Stock

On April 15, 2025, we had approximately 60 holders of our common stock, not including persons who hold our common stock in nominee or "street name” accounts through brokers or banks.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to use all available funds and any future earnings for use in financing the growth of our business and to meet our series A preferred stock dividend obligations. Any future determination to pay dividends on our common stock will be at the discretion of our Board and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant.

Our Company has been paying quarterly dividends on our series A preferred shares every quarter since January 2020, and we currently expect that cash dividends will continue to be paid on our series A preferred shares in the future.

Purchases of Equity Securities

No repurchases of our common shares were made during the fourth quarter of 2024.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2024.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	412,250	$1.02	2,167,750
Equity compensation plans not approved by security holders(2)	82,613	$5.50	0
Total	494,863	$1.77	2,167,750

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2024, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
October 2024	Series A preferred shares — 16,400 shares with a purchase price of $25 per share issued for acquisition of business.
June 2024	Series A preferred shares - 800 shares with a purchase price of $25 per share issued for cash proceeds of $20,000.

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

In 2024, we delivered meaningful progress toward sustained profitability. Revenue increased 50% year-over-over to $7.8M, driven primarily through the successful acquisition of three new businesses, RevenueZen, DDSRank, and Eastern Standard.

Although our gross profit margin declined slightly to 58% in 2024 from 62% in 2023—largely due to the new acquisitions having lower margins than our existing portfolio—we significantly improved our operating loss, reducing it from $9.2M to $2.5M. This improvement was driven by the profitable acquisitions, continued organic growth, continued disciplined expense management, and a reduction in impairment charges.

During 2024, we focused on reducing our losses and growing our revenues, and made strong progress to that end. Crucially, in Q4 2024 we recorded a positive net income of $136K for the quarter, a significant step in moving us towards profitability.

When we started our Company in 2020, we held four core beliefs.

1.	That there are a vast number of profitable online businesses that could be seen as undervalued and under optimized.
2.	That by aggregating these businesses, we could reduce the significance of idiosyncratic risks of any one company as it became a smaller part of a more resilient portfolio.
3.	That our existing operational expertise, combined with a commitment to continually improve it, would allow us to operate these businesses as or more effectively than their existing management.
4.	That being a public company would give us access to capital at a lower cost than the returns generated by the acquired companies.

In short, we believed there were many overlooked and mispriced online businesses for sale, and we were developing the due diligence and operational expertise to acquire, and grow them.

Our goal has always been to become a world-class serial acquirer, using our unique operating and financial leverage on a diverse portfolio of online businesses, to deliver strong compounded returns to our shareholders.

Further, during 2024, we experienced success with the following:

1. Strategic Acquisitions

We acquired three new businesses with eight combined revenue streams, contributing a total of $6M in revenue.

•

In January 2024, we acquired RevenueZen , an SEO-led content marketing agency with $1.4M revenue and $227K in net profit. The RevenueZen team brought with it the operational skillset and management discipline that enabled us to assign them the management of SEOButler, and towards the end of 2024, Contentellect. This deal was funded using promissory notes, series A preferred shares, and seller notes—leading to the belief that we could close acquisitions with little out of pocket capital, a theme for 2024.

•

In July 2024, we acquired DDSRank, a smaller agency focused on SEO for dentists. Despite its smaller size ($500K revenue, $200K net profit), we liked DDSRank for both its operational improvement opportunities, as discussed below, and for its ability to be “tucked-in” to the SEO portfolio. We funded the deal using a combination of OA SPV capital ($200K), series A preferred shares ($200K), and a seller note ($200K). Our only out-of-pocket expenses were legal, diligence, and finder’s fees.

•

In October 2024, we acquired Eastern Standard, our largest acquisition to date in terms of revenue ($4M), and second largest in terms of enterprise value ($2.4M) – Proofread Anywhere remains the largest with a $4.5M enterprise value. Like DDSRank, the OA SPV provided the upfront capital in exchange for a minority stake, while we acquired a majority interest using series A preferred shares and a seller note.

Each of these acquisitions were both accretive and strategically valuable. One of the pillars of our acquisition strategy and business model is that every acquisition we make adds profit to our bottom line. The limiting factor is the upfront capital needed to acquire target companies. Given that we started the year with a low cash balance and large losses, we needed to find a way to reduce those losses without deploying significant capital. By developing creative, low- or no-cash acquisition structures, we were able to make accretive business purchases, grow our consolidated profits, and avoid deploying large sums of capital in the process, without diluting shareholders or raising equity at unattractive valuations.

2. Operational Improvements.

Alongside our acquisition activity, we made significant progress in building the operational capacity of our portfolio.

The reason many of the businesses we evaluate are considered “undervalued” is because of the very real risk that they do not perform well post-acquisition. Our challenge is to make sure that we not only acquire strategic target companies, but also operate those companies profitably post-acquisition.  During fiscal years 2023 and 2024, we implemented a revised management and operational structure by (i) adding highly competent operators through our acquisitions, particularly from the RevenueZen and Eastern Standard teams, which has strengthened our capacity, and (ii) putting a high emphasis on portfolio synergies and efficient management. As  a holding company, we must build operational expertise that will assist us in targeting  businesses that  maintain and then grow their revenues and profits. We believe we made significant progress in this area during 2024.

3. OA SPV Capital Model

In March 2024, we launched our OA SPV Capital Model to enable accredited retail investors to co-invest with our Company in acquisitions. For us this was a game-changer.

The OA SPVs enabled us to close both the DDSRank and Eastern Standard acquisitions, and we expect the OA SPV Capital Model to assist us with making additional acquisitions in the future without the need to deploy any of our Company’s own cash reserves.

For the DDSRank acquisition, the OA SPV funded 33% of the transaction, and for the Eastern Standard acquisition, the OA SPV funded 30% of the transaction. The OA SPV Capital Model provided us with the opportunity to use preferred shares and a seller note for the other 67% and 53% (as adjusted as described in “Recent Developments” below) ownership respectively.

The OA SPV Capital Model has a high capital cost because we are required to give up significant portions of equity in the acquired businesses, but it serves as an essential tool for us at a time but when debt financing and other capital is unavailable to our Company on attractive terms. This was the solution we found that still allowed us to acquire accretive, quality businesses. Although we do not plan to continue to use OA SPVs in the long term due to the high cost of the capital, we believe the OA SPV Capital Model will be part of our acquisition strategy during 2025, along with series A preferred shares and seller notes.

Fundamentally, we believe the OA SPV Capital Model was a success since we are in the business of acquiring business with positive cashflow, and the OA SPV Capital Model allowed us to do so without using our own money.

4. Series A Preferred Shares on OTCQB

On October 30, 2024, we obtained an Assignment of an Over-the-Counter Quoting and Trading Symbol for our series A preferred shares. Specifically, our series A preferred shares trade on the OTCQB, a public market tier in the US, under the symbol ONFOP. Previously, we raised ~$1.5M in capital from the sale of our series A preferred shares to accredited investors and issued another ~$3M series A preferred shares to sellers of acquisition companies as part of the acquisition consideration. Series A preferred shareholders are now free to quote their shares for sale on the OTCQB and any purchaser, whether accredited or not, can purchase such shares on the OTCQB in a brokerage transaction. We believe that now that our series A preferred shares are quoted on the OTCQB, we will be able to continue to use these shares to raise additional capital and as acquisition consideration, which will enable us to be less reliant on our OA SPV Capital Model.

On the Path to Profitability

Throughout 2024, we have significantly reduced our losses and Q4 saw a positive net income of $136K. We believe positive free-cashflow will occur in the near term. Although we are nearing a point where we can continue operations without requiring additional fundraising or acquisitions to achieve profitability, we intend to continue to pursue both future fundraising and acquisition activities since we believe that both of these activities will continue to accelerate our growth and long-term value creation.

With this foundation, we expect to move into sustained profitability in the near term, and we will continue with the business plans we set forth and we will strive to make further gains in all areas of our business in 2025.

Our 2025 focus will be to continue to focus on these key areas and build on the Onfolio business model: find profitable businesses, acquire them, improve their operations and grow them, use those earnings, plus additional capital, to acquire more and repeat.

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

In February 2025, the cash payment required to satisfy the obligations under the Short Term ES Promissory Note was provided by the OA SPVs. As a result, the ownership structure of Eastern Standard Delaware was adjusted, with the OA SPVs increasing its aggregate ownership percentage to 38%, while the Company’s ownership interest was adjusted to 53%. The 10% roll-over equity interest held by Eastern Standard Pennsylvania founders remains unchanged.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.07 billion or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors at a portfolio company level:

●	our ability to acquire new customers or retain existing customers;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	industry demand and competition;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to effectively utilize a combination of cash, debt such as seller’s notes, and preferred shares when negotiating and structuring future deals;

●	our ability to attract and retain talented employees; and

●	market conditions and our market position.

Components of Results of Operations

The Company reported a net loss of $1,773,942, which includes $1,084,624 in non-cash expenses and a $368,464 non-cash gain, for the year ended December 31, 2024 compared to a net loss of $9,150,066, which includes $6,289,015 in non-cash expenses, for the year ended December 31, 2023. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Year Ended December 31,		$ Change from prior	% Change from prior
	2024	2023	year	year
Revenue, services	$4,660,069	$1,496,038	$3,164,031	211%
Revenue, product sales	3,202,008	3,743,948	(541,940)	(14)%
Total Revenue	7,862,077	5,239,986	2,622,091	50%

Revenue increased by $2,622,091, or 50% for the year ended December 31, 2024 compared to 2023. The increase is primarily due to revenue from our RevenueZen acquisition completed during the first quarter of fiscal 2024 which increased revenue by approximately $2,073,000, our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024, which increased revenue by approximately $142,000, and our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $974,000. This increase was partially offset by a decline in website management revenue, and a decline in digital product sales within the Company’s Mighty Deals subsidiary and a decline in revenue from its SEO Butler subsidiary.

Cost of Revenue

	For the Year Ended December 31,		$ Change from prior	% Change from
	2024	2023	year	prior year
Cost of revenue, services	$2,609,061	$837,888	$1,771,173	211%
Cost of revenue, product sales	708,139	1,159,267	(451,128)	(39)%
Total Cost of Revenue	3,317,200	1,997,155	1,320,045	66%

Cost of revenue increased by $1,320,045, or 66%, due to the Company’s recent service agency acquisitions offset by the decrease in digital product sales within the Company’s Mighty Deals subsidiary. The Company’s gross profit margins decreased slightly to 57% in the current period compared to 62% in the prior period. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses decreased by $263,355 or 4% during the year ended December 31, 2024 as compared to 2023. The decrease was primarily due to a decrease in advertising and marketing costs of $275,000, and a decrease in stock based compensation expense of $535,000, offset by an increase in amortization expense of $226,000 associated with the acquired intangible assets not present in the comparable period, an increase in payroll and contractor costs of $273,000, and a $110,000 increase in other general and administrative costs including 401k contributions and guaranteed payments, referral commissions, and costs related to being a public company.

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

Professional Fees and Acquisition Costs

Professional fees decreased by $211,659, or 18% during the year ended December 31, 2024 compared to 2023 primarily due to decreased legal and accounting costs associated with the Company’s compliance requirements as a public company and the change in independent public accounting firm during 2024. The Company also incurred $264,731 in acquisition costs during the year ended December 31, 2024 compared to $326,899 during the year ended December 31, 2023, including audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Impairment Loss

During the year ended December 31, 2024, the Company incurred an impairment loss of $121,000 related to Vital Reaction as a result of decreasing operating cash flows. During the year ended December 31, 2023, after taking into account the lower than expected performances of the following businesses and the rising interest rates, the Company recognized impairment losses of $2,642,649 related to the BCP Media Acquisition, $580,284 related to the BWPS Acquisition, and $903,897 related to the SEO Butler Acquisition, $700,000 related to Mighty Deals website domains and $84,000 related to Pretty Neat Creative, operating under Onfolio Crafts LLC, and $105,937 related to various website domains operating under Onfolio Assets LLC for total aggregate impairment expense $5,016,764. Management has a process to evaluate the viability and profitability of each business. If and when management concludes that a business has a significantly reduced future value, management will assess the asset for possible impairment in the quarter management reaches that conclusion.

Other Income and Expense

Total other income was $733,906 for the year ended December 31, 2024 compared to other income of $92,778 for the year ended December 31, 2023. The increase in other income was driven by the change in fair value of the contingent consideration owed on the RevenueZen Acquisition, offset by higher interest expenses on the outstanding promissory notes.

Business Segment Results of Operations

We operate in two business segments: Business to Business (“B2B”) and Business to Consumers (“B2C”). We organize our business segments based on the nature of products and services offered, and the economic characteristics of each segment. Following is a brief description of the activities of our business segments:

Selected Financial Data by Business Segment

Net sales and operating profit of the Company’s business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Sales, cost of sales and operating profit for each of our business segments were as follows:

	For the Year ended December 31, 2024	For the Year ended December 31, 2023
Revenue
B2B	$4,368,661	$1,371,997
B2C	3,493,416	3,867,989
Total revenue	$7,862,077	$5,239,986

Cost of Sales
B2B	$2,561,523	$837,888
B2C	755,677	1,159,267
Total Cost of Sales	$3,317,200	$1,997,155

Operating income (loss)
B2B	$4,862	$(1,033,590)
B2C	482,100	(4,040,722)
Total business segment operating income (loss)	486,962	(5,074,312)
Unallocated items	(2,994,813)	(4,168,531)
Total consolidated operating income (loss)	$(2,507,851)	$(9,242,843)

Management evaluates performance on our contracts by focusing on net sales and operating profit and not by type or amount of operating expense. Consequently, our discussion of business segment performance focuses on net sales and operating profit, consistent with our approach for managing the business. This approach is consistent throughout the life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit and monitors performance on our contracts in a similar manner through their completion.

B2B

Our B2B segment includes the results of operations of Eastern Standard, RevenueZen, DDS Rank, SEO Butler, Contentellect, DealPipe and Onfolio LLC. These entities share similar characteristics such as customers being businesses, and being primarily service-related businesses.

B2B revenue increased by $2,996,664 or 218% during the year ended December 31, 2024 compared to the year ended December 31, 2023.  The increase is primarily due to revenue from our RevenueZen acquisition completed during the first quarter of fiscal 2024 which increased revenue by approximately $2,073,000, our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024, which increased revenue by approximately $142,000, and our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $974,000. This increase was partially offset by a decline in website management revenue.

B2B total operating income increased by $1,038,452 or 100% during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was a result of the increased revenue and gross profit offset by the increase in intangible asset amortization for the newly acquired businesses in the year ended 2024.

B2C

Our B2C segment includes the results of operations of Proofread Anywhere, Mighty Deals, and Vital Reaction. These entities share characteristics such as the end customers being individual consumers, and sales being more focused on product sales, including digital sales.

B2C revenue decreased by $374,573 or 10% during the year ended December 31, 2024 compared to the year ended December 31, 2023.  The decrease is primarily due to a decline in digital product sales within the Company’s Mighty Deals subsidiary.

B2C incurred total operating income of $482,100 during the year ended December 31, 2024 compared to an operating loss of $4,040,722 during the year ended December 31, 2023, primarily due to the Company’s B2C segment incurring an impairment loss of $4,112,870 compared to no impairment charge for the year ended December 31, 2024.

Liquidity and Capital Resources

Our primary source of operating cash inflows are payments from portfolio companies.  In addition, the Company has raised $600,000 pursuant to a private offering of Series A preferred stock through December 31, 2023, and an additional $693,000 subsequent to December 31, 2024, $618,000 in notes payable and repaid $2,164,498 on its acquisition notes.

The Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Accordingly, our auditor has concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements appearing at the end of this annual report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties related to our ability to operate on a going concern basis. In its report on our financial statements for the years ended December 31, 2024 and 2023, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and negative cash flows since inception and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. We believe that our cash and cash equivalents as of December 31, 2024, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Operating Activities

Net cash used in operating activities was $1,168,363 and $2,751,838 for the years ended December 31, 2024 and 2023. The decrease was primarily from the increase in revenues and decreased general and administrative costs as the Company expanded its operations through its business acquisitions in the past year.

Investing Activities

Net cash provided by investing activities was $451,000 for the years ended December 31, 2024 compared to cash used in investing activities of $850,000 for the year ended December 31, 2023. For the year ended December 31, 2024 the cash provided was from the sale of our WP Folio subsidiary assets for $780,000 offset by cash used to purchase additional businesses and cost method investments. For the year ended December 31, 2023, the Company used $850,000 to acquire a single business during the first quarter.

Financing Activities

Cash flows from financing activities was cash provided of $326,336 and cash used of $2,156,650 for the years ended December 31, 2024 and 2023. During the year 2024, we received $881,650 in proceeds from notes payable and $200,000 in proceeds from notes payable related parties which was offset by the payments of  $321,442 in dividends to preferred stockholders, payments made on notes payable totaling $386,339, payments of $1,000 on related party notes payable, payments on contingent consideration of $59,093, and distributions of $20,400 to the non-controlling interest holders of our majority owned subsidiaries. During the year 2023, we raised $565,000 from the sales of preferred stock in a private exempted offering, which was offset by the repayment of the acquisition notes payable of $2,439,000, payments of preferred dividends of $213,691, and payments on note payables of $68,959.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined by Item 303(a)(4) of SEC Regulation S-K, as of December 31, 2024.

Contractual Obligations

See Notes 5 and 10 of our accompanying audited financial statements for information on our contractual obligations.

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

BWPS Business Acquisition: The Company may be required to pay up to $60,000 to Hoang Huu Thinh, contingent upon the BWPS business meeting certain monthly gross revenue targets within three years from the closing date. No earn-out payments have been made as of December 31, 2024. (See Note 10 for further details.)

RevenueZen Acquisition: The Company has determined the final amount obligated to pay to the sellers of RevenueZen, contingent upon the business achieving a specified gross profit threshold within one year to be $680,662. As of December 31, 2024, no earn-out payments have been made. (See Note 10 for further details.)

Also, see Note 15 – Subsequent Events for additional contractual commitments.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2024. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are not effective due to material weaknesses in our internal control over financial reporting as identified below:

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

We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in this Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2024, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective, due to the material weakness in our internal control over financial reporting that exists as of December 31, 2024. We determined that we had a material weakness because:

•

Due to our small size, and our limited number of personnel, the design and maintenance of controls over the review and documentation of manual journal entries and review was ineffective. These control deficiencies did not result in adjustment to the consolidated financial statements.

•

The design and maintenance of controls over the accounting for website design and implementation and website management revenues was ineffective. These control deficiencies resulted in immaterial adjustments to the consolidated financial statements.

•

The design and maintenance of effective internal controls over the accounting for impairment of goodwill and intangible assets and purchase accounting was ineffective. Specifically, certain control activities to ensure the impairment testing was performed in the appropriate order and that the assumptions used in developing the estimated fair value of the assets subject to impairment testing were not performed on a timely basis or at the appropriate level of precision. These control deficiencies resulted in the revision of the Company's consolidated financial statements for the year ended December 31, 2023 and the quarterly periods in 2024.

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, management is working towards remediation of these weaknesses in 2025 including addition of accounting personnel and to evaluate and implement procedures that will strengthen our internal controls. While we believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting, there is no assurance that we will demonstrate sufficient improvement that the material weakness will be remediated. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

On December 26, 2024, Dominic Wells, our CEO and a member of our Company’s Board of Directors, adopted a “non-Rule 10b5–1 trading arrangement” as defined in Item 408(c) of Regulation S-K. The arrangement provided for the purchase of 70,000 of the Company’s publicly traded warrants and it terminated on December 26, 2024, after all of the publicly traded warrants were purchased. The trading arrangement was adopted during an open trading window and satisfied the Company’s policies regarding insider transactions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Year First Elected Director	Positions/Committees	Independent
Dominic Wells	39	2020	Chief Executive Officer, Chief Revenue Officer, Secretary, Treasurer, Director (Chair of Board)	no
Adam Trainor	40		Interim Chief Financial Officer, Chief Operations Officer	no
Andrew Lawrence	54	2022	Director, Compensation Committee, Nominating and Corporate Governance Committee (Chair)	yes
David McKeegan	49	2022	Director, Compensation Committee, Audit Committee, Nominating and Corporate Governance Committee	yes
Robert J. Lipstein	69	2022	Director, Audit Committee (Chair)	yes
Mark N. Schwartz	69	2022	Director, Audit Committee, Compensation Committee (Chair)	yes

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

Adam Trainor. Adam Trainor has served as our Chief Operations Officer since February 2022, and as the Company’s Interim Chief Financial Officer since January 1, 2025. Prior to that Mr. Trainor served as the director of a portfolio of our Company from November 2020 to January 2022, overseeing Vital Reaction LLC, Outreachama LLC, Getmerankings LLC, alongside various content/media properties. He is responsible for executing our business strategy and managing portfolio/department leadership. Before joining Onfolio, Mr. Trainor served as the CEO of Vital Reaction LLC, from April 2019 to December 2020. Mr. Trainor is also a board certified chiropractic physician and clinical nutritionist and has worked in a variety of pain management settings, including at Walter Reed National Military Medical Center in Bethesda, MD from November 2018 to April 2019. Also, from September 2010 to January 2019, Mr. Trainor served as the founder and CEO of Thirdspace LLC, an academic tutoring agency where he ran all aspects of the agency. Mr. Trainor graduated summa cum laude with a BA in History from Boston University in 2012. He also holds a Doctorate in chiropractic medicine (2019) and Masters of Science in clinical nutrition (2018) from the Northeast College of Health Sciences.

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

The Audit Committee also has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel and advisors to fulfill its responsibilities and duties. During our last fiscal year, our Audit Committee held 4 meetings.

Changes to Director Nomination Procedures

No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent shareholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements.

Hedging Disclosure/Insider Trading

Under our Insider Trading Policy, our directors, officers, and covered employees (and each such individual’s spouse, other persons living in such person’s household and minor children and entities over which such person exercises control, as described in the policy) are prohibited from engaging the following transactions at any time: (i) engaging in short term trading of our securities (ii) engaging in short sales of our securities; (iii) trading in put options, call options or other derivative securities on our securities (iv) holding our securities in a margin account or otherwise pledging our securities as collateral for loan; and (iv) engaging in hedging or monetization transactions or similar arrangements with respect to our securities; unless advance approval for the transaction is obtained from the compliance officer of the policy.

Our Company’s insider trading policy was adopted to govern the purchase and sale of our Company’s securities by our directors, officers, and covered employees to ensure these transactions are conducted in compliance with applicable securities laws, and in particular, to ensure avoiding trading in the Company’s securities while in possession of material, non-public information about our Company.

Item 11. Executive Compensation

The compensation committee of our Board of Directors oversees, reviews and approves all compensation decisions relating to our named executive officers.

The table below summarizes all compensation awarded to, earned by, or paid to our 2024 named executive officers for the fiscal years ended December 31, 2024 and 2023. Our 2024 named executive officers are: Dominic Wells, Esbe van Heerden, and Adam Trainor.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers that earned more than $100,000 for the fiscal years ended December 31, 2024 and 2023:

				Stock	Option	All Other
Name	Year(1)	Salary	Bonus	Awards(2)	Awards(2)	Compensation	Total
		$	$	$	$	$	$
Dominic Wells	2024	150,000	-	-	-	-	150,000
Chief Executive Officer, Chief Revenue Officer, Secretary, Treasurer, Director	2023	150,000	-	-	-	-	150,000

Esbe van Heerden	2024	150,000	-	-	-	-	150,000
President and Chief Financial Officer	2023	125,000	-	-	-	-	125,000

Adam Trainor	2024	141,000	-	-	8,867	-	149,867
Chief Operations Officer	2023	108,000	-	-	40,660	-	148,660

___________________________

1.

Esbe van Heerden was appointed as our Chief Financial Officer effective November 1, 2023, and served as our Chief Financial Officer until December 31, 2024. Adam Trainor was named as our Interim Chief Financial Officer effective January 1, 2025.

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

Employee, Severance, Separation and Change in Control Agreements

Dominic Wells Employment Agreement.

On August 1, 2020, our Company entered into a written employment agreement with Mr. Wells as its Chief Executive Officer providing for an annual salary of $120,000 per year. On January 1, 2022, our Company entered into a new employment agreement with Mr. Wells as its Chief Executive Officer. Pursuant to this agreement, Mr. Wells receives an annual salary of $150,000, which is paid semi-monthly in accordance with our Company’s normal payroll procedures. Mr. Wells is also eligible to receive certain employee benefits and bonuses under any bonus under any bonus plan program that may be established by our Board of Directors. Mr. Wells also serves as a member of our Board for no additional compensation. In the event that Mr. Wells leaves the Company’s employment for Good Reason (as defined in his employment agreement)  or if the Company terminates his employment without Cause (as defined in his employment agreement) , Mr. Wells will be entitled to receive severance in an amount equal to one day of base salary for every completed work day of employment with the Company, up to a maximum of three (3) months of base salary.

Esbe van Heerden Employment Agreement.

Our Company entered into an employment agreement dated February 1, 2022, with Ms. van Heerden as its President providing for an annual salary of $120,000 per year. On November 1, 2023, our Company entered into a new employment agreement with Ms. van Heerden as its Chief Financial Officer and President. Pursuant to the agreement, Ms. van Heerden receives an annual salary of $150,000, which is paid semi-monthly in accordance with our Company’s normal payroll procedures. Ms. van Heerden is also eligible to receive certain employee benefits and bonuses under any bonus plan program that may be established by our Board of Directors. Ms. van Heerden resigned as our Chief Financial Officer on December 31, 2024.

Adam Trainor Employment Agreement.

Our Company entered into an employment agreement dated February 1, 2022, with Mr. Trainor as its Chief Operations Officer providing for an annual salary of $96,000 per year. On January 1, 2023, Mr. Trainor received an increase to his salary to $109,000 annually, and on October 1, 2024, he received a further increase to his salary to $240,000. On January 1, 2025, our Company entered into a new employment agreement with Mr. Trainor as its Interim Chief Financial Officer and Chief Operations Officer. Pursuant to the agreement, Mr. Trainor receives an annual salary of $240,000, which is paid semi-monthly in accordance with our Company’s normal payroll procedures. Mr. Trainor is also eligible to receive certain employee benefits and bonuses under any bonus plan program that may be established by our Board of Directors. Additionally, in connection with his employment with the Company, Mr. Trainor was granted 21,000 non-qualified stock options pursuant to the Company’s 2020 Plan. The options have an exercise price of $5.95 per share. In the event that Mr. Trainor leaves the Company’s employment for Good Reason (as defined in his employment agreement)  or if the Company terminates his employment without Cause (as defined in his employment agreement), Mr. Trainor will be entitled to receive severance in an amount equal to one day of base salary for every completed work day of employment with the Company, up to a maximum of three (3) months of base salary.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2024, our latest fiscal year end.

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options(#) exercisable		Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#)		(#)	(#)	($)		(#)	($)	(#)	($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dominic Wells	-		-	-	-	-	-	-	-	-

Esbe van Heerden	-		-	-	-	-	-	-	-	-

Adam Trainor	4,200	(1)	-	-	5.95	1/1/2025	-	-	-	-
	16,800	(2)	-	-	5.95	2/28/2025	-	-	-	-

1.	Vest over a period of one and a half years at the rate of 252 per month beginning on January 1, 2022.
2.	Vest over a period of two years at the rate of 672 per month beginning on February 28, 2022.

Director Compensation

Compensation for our directors is discretionary and is reviewed from time to time by our Board of Directors. Any determinations with respect to Board compensation are made by our Board of Directors. During Fiscal year 2024, each of our independent directors who serve on our Board received a quarterly stipend of $5,000 payable in cash. Additionally, the chair of our audit committee receives an additional quarterly stipend of $2,500 payable in cash. All directors are also entitled to reimbursement for travel expenses for attending director meetings.

The following table summarizes compensation earned by our Company’s directors for the year ended December 31, 2024. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of our Company.

Name	Fees earned or paid in Cash ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dominic Wells(1)	—	—	—	—	—	—	—
Andrew Lawrence	20,000	—	—	—	—	—	20,000
David McKeegan	20,000	—	—	—	—	—	20,000
Robert J. Lipstein	30,000	—	—	—	—	—	30,000
Mark N. Schwartz	20,000	—	—	—	—	—	20,000

———————

1.	Serves as an executive officer and a director, but receives no additional compensation for serving as a director.

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

Recovery of Erroneously Awarded Compensation

None

Equity Grant Timing

The Board and Compensation Committee does not grant equity awards to executives or directors pursuant to any predetermined schedule.  The Board and Compensation Committee considers and approves interim or mid-year grants, from time to time based on business needs. The Board and Compensation Committee takes material nonpublic information into account when determining the timing and terms of equity awards, and, the Compensation Committee does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2025 the stock ownership of (1) each person or group known to our Company to beneficially own 5% or more of our common stock and (2) each director and Named Executive (as set forth in Item 11. Executive Compensation) individually, and (3) all directors and executive officers of our Company as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Onfolio Holdings Inc., 1007 North Orange Street, 4th Floor, Wilmington, DE 19801.

Common Stock
Name of Beneficial Owner	Number Of Shares Beneficially Owned	Percentage of Class (1)(2)(3)
5% Shareholders(4)
Joel Arberman(5)	700,000	12.5%
6162 Dusenburg Road, Delray Beach, Florida 33484

Directors and Named Executive Officers
Dominic Wells(6) , CEO, CRO, Director (Chair of Board)	1,642,431	29.3%
Adam Trainor(6), Interim Chief Financial Officer, Chief Operations Officer	21,000	*
Andrew “A.J.” Lawrence(7), Director	15,700	*
David McKeegan(7), Director	15,700	*
Robert J. Lipstein(7), Director	15,700	*
Mark Schwartz(7), Director	15,700	*
All Executive Officers and Directors as a Group (6 individuals)	1,726,231	30.8%

_____________

* Less than 1.0%.

1.

Where the Number of Shares Beneficially Owned (reported in the preceding column) includes shares which may be purchased upon the exercise of outstanding stock options and warrants which are or within sixty days will become exercisable (“presently exercisable options”) the percentage of class reported in this column has been calculated assuming the exercise of such presently exercisable options.

2.	Based on 5,127,395 shares of common stock outstanding on April 14, 2025.
3.

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from the Record Date, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

4.	Based solely upon a review of Schedule 13G filings with the SEC.
5.	Includes 241,900 shares of common stock and 458,100 immediately exercisable warrants to purchase 458,100 shares of common stock.
6.	Includes1,165,500 shares of common stock and 476,931 immediately exercisable warrants to purchase 476,931 shares of common stock.
7.	Represents 21,000 immediately exercisable options.
8.	Includes 700 shares of common stock and 15,000 immediately exercisable.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

From time to time, the Company pays expenses directly on behalf of the Joint Ventures that it manages and receives funds on behalf of the joint ventures. As of December 31, 2024 and 2023 the balances due from related parties were $89,536 and $93,372 included in current liabilities.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of December 31, 2024 and 2023, the Company was owed $36,994 and $36,994 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties.

For additional information, see Note 9 – Related Party Transaction to our audited financial statements appearing elsewhere in Report on Form 10-K.

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

Item 14. Principal Accountant Fees and Services

Astra Audit & Advisory, LLC (“Astra”) was our independent registered public accounting firm for our fiscal year ended December 31, 2024 and BF Borgers CPA PC (“BF Borgers”) was our independent registered public accounting firm for our fiscal year ended December 31, 2023.  The SEC entered an Order denying BF Borgers the privilege of appearing or practicing before the SEC as an accountant. The Company subsequently dismissed BF Borgers as its independent registered public accounting firm, effective May 3, 2024 and Astra was appointed as the Company’s independent registered public accounting firm on May 14, 2024. The aggregate fees billed for professional services by Astra and BF Borgers during 2024 and 2023 were as follows:

Astra Audit & Advisory, LLC

	2024	2023

Audit Fees	$229,000	$-
Audit-Related Fees	$78,000	$-
Tax Fees	-	-
All Other Fees	-	-

BF Borgers CPA PC

	2024	2023

Audit Fees	$7,500	$187,000
Audit-Related Fees	$55,000	$74,250
Tax Fees	-	-
All Other Fees	-	-

Audit Fees are the aggregate fees billed during the years ended December 31, 2024 and December 31, 2023 for professional services rendered by Astra and BF Borgers, respectively, for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally in connection with statutory and regulatory filings or engagements. Audit fees for 2024 were higher than in previous years due to the additional re-audit of the Company’s 2023 annual financial statements and re-reviews of financial statements included in the Company’s 2023 Form 10-Qs, in addition to the standard audit of the 2024 financial statements and reviews of financial statements included in the Company’s Form 10-Q, as a result of an Order entered by the SEC disallowing companies to include audit reports by BF Borgers for Form 10-Ks on or after May 3, 2024

Audit-Related Fees are the aggregate fees billed during the years ended December 31, 2024 and December 31, 2023 for assurance and related services rendered by Astra and BF Borgers, respectively, that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above. For 2023, these fees primarily consist of audit fees paid relating to acquisitions we ultimately did not make. For 2024, these fees consisted of audit fees paid relating to the RevenueZen and Eastern Standard acquisitions.

Tax Fees are the aggregate fees billed during the years ended December 31, 2024 and December 31, 2023 for tax compliance services rendered. No tax services were rendered by either Astra or BF Borgers.

All Other Fees are the aggregate fees billed during the years ended December 31, 2024 and December 31, 2023 for products and services provided by Astra and BF Borgers, respectively, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

All the services performed by Astra and BF Borgers that are described above were pre-approved by the Company’s audit committee. The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended on Astra’s and BF Borgers’ engagement to audit the Company’s financial statements for the years ended December 31, 2024 and December 31, 2023 were attributed to work performed by persons other than Astra’s and BF Borgers’ full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Statements of Stockholders’ Equity	F-5
	Consolidated Statements of Cash Flows	F-8
	Notes to Consolidated Financial Statements	F-7

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
2.1	Asset Purchase Agreement - RevenueZen	Incorporated by reference to Company’s Form 8-K filed on 01/04/24
2.2	Asset Purchase Agreement -Eastern Standard	Incorporated by reference to Company’s Form 8-K filed on 09/24/24
2.3	Closing Letter Agreement – Eastern Standard	Incorporated by reference to Company’s Form 8-K filed on 10/22/2024
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
3.2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 08/16/22
3.3	Amended and Restated Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/26/22
4.1	Warrant Agency Agreement, dated August 30, 2022, between the Company and VStock Transfer LLC	Incorporated by reference to Company’s Form 8-K filed with the SEC on 8/30/22
4.2	Form of Warrant Agreement (included in Exhibit 4.1)	Incorporated by reference to Company’s Form 8-K filed with the SEC on 8/30/2022
4.3	Form of Representative’s Warrant	Incorporated by reference to Company’s Form 8-K filed with the SEC on 7/25/22
4.4	Warrant - BCP MEDIA, Inc.	Incorporated by reference to Company’s Form 8-K filed on 10/19/22
4.5	Form of Stock Certificate	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 5/13/22
4.6	Description of Registrant’s Securities	Filed Herewith
10.1	2020 Equity Incentive Plan	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 9/20/22
10.2	2020 Equity Incentive Plan Amendment No 1	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 8/1622
10.3	Form of Non-Qualified Stock Option Agreement – Employees	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.4	Form of Stock Option Exercise Agreement - Employees	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.5	Form of Non-Qualified Stock Option Award Agreement - Consultants	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.6	Form of Stock Option Exercise Agreement - Consultants	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22

10.7	Form of Non-Qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.8	Form of Stock Option Exercise Agreement - Non Employee Directors	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.9	Form of Restricted Stock Award Agreement - Directors	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.10	Non-Employee Director Compensation Policy 2024	Filed Herewith
10.11	Employment Agreement dated as of August 1, 2020, by the Company and Dominic Wells	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.12	Employment Agreement dated as of January 1, 2022, by the Company and Dominic Wells	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.13	Employment Agreement dated as of February 1, 2022, by the Company and Esbe van Heerden	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.14	Employee Agreement dated as of November 1, 2023, by the Company and Esbe van Heerden	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 11/06/23
10.15	Employment Agreement dated as of February 1, 2022, by the Company and Adam Trainor	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.16	Employee Agreement dated as of December 19, 2024, by the Company and Adam Trainor	Incorporated by reference to Company’s Form 8-K filed with the SEC on 12/20/2024
10.17	Form of Director and Officer Indemnification Agreement Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.18	Promissory Note - RevenueZen	Incorporated by reference to Company’s Form 8-K filed on 01/04/24
10.19	Form of $400,000 Promissory Note – Eastern Standard	Incorporated by reference to Company’s Form 8-K filed on 10/22/2024
10.20	Form of $850,000 Promissory Note – Eastern Standard	Incorporated by reference to Company’s Form 8-K filed on 10/22/2024
10.21	Form of Security Agreement – Eastern Standard	Incorporated by reference to Company’s Form 8-K filed on 10/22/2024
10.22	Form of Corporate Guarantee	Incorporated by reference to Company’s Form 8-K filed on 10/22/2024
14.1	Code of Ethics and Business Conduct	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 05/13/22
19.1	Insider Trading Policy	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
22.1	List of issuer and guarantor subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm – Astra Audit & Advisory, LLC	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished
97.1	Clawback Policy	Incorporated by reference to Company’s Form 10-K filed on 04/01/24

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None

Appendix A

Financial Statements

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Onfolio Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Onfolio Holdings, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3, the Company has recurring net losses and negative cash flow from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Astra Audit & Advisory LLC

We have served as the Company’s auditor since 2024.
Tampa, Florida
Firm ID 669256
April 15, 2025

FINANCIAL STATEMENTS

Onfolio Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

Assets

Current Assets:
Cash and cash equivalents	$476,874	$982,261
Accounts receivable, net	755,804	90,070
Inventory	65,876	92,637
Prepaids and other current assets	138,007	111,097
Total Current Assets	1,436,561	1,276,065

Intangible assets	3,323,211	1,675,480
Goodwill	4,210,557	1,596,673
Fixed assets	5,135	-
Due from related party	126,530	150,971
Investment in unconsolidated joint ventures, cost method	213,007	154,007
Investment in unconsolidated joint ventures, equity method	268,231	273,042
Other assets	9,465	-

Total Assets	$9,592,697	$5,126,238

Liabilities and Stockholder’s Equity

Current Liabilities:
Accounts payable and other current liabilities	$969,068	$493,816
Dividends payable	100,797	68,011
Notes payable - current	702,634	17,323
Notes payable – related parties, current	850,000	-
Contingent consideration	981,591	60,000
Deferred revenue	589,913	149,965
Total Current Liabilities	4,194,003	789,115

Notes payable	450,000	-
Notes payable – related parties	599,000	-
Total Liabilities	5,243,003	789,115

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 134,460 and 92,260 issued and outstanding at December 31, 2024 and 2023;	134	93
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,127,395 and 5,107,395 issued and outstanding at December 31, 2024 and 2023;	5,128	5,108
Additional paid-in capital	22,316,751	21,107,311
Accumulated other comprehensive income	68,105	182,465
Accumulated deficit	(19,078,287)	(16,957,854)
Total Onfolio Inc. stockholders’ equity	3,311,831	4,337,123
Non-Controlling Interests	1,037,863	-
Total Stockholders' Equity	4,349,694	4,337,123

Total Liabilities and Stockholders’ Equity	$9,592,697	$5,126,238

The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2024	2023

Revenue, services	$4,660,069	$1,496,038
Revenue, product sales	3,202,008	3,743,948
Total Revenue	7,862,077	5,239,986

Cost of revenue, services	2,609,061	837,888
Cost of revenue, product sales	708,139	1,159,267
Total cost of revenue	3,317,200	1,997,155

Gross profit	4,544,877	3,242,831

Operating expenses
Selling, general and administrative	5,718,243	5,981,601
Professional fees	948,751	1,160,410
Impairment of goodwill and intangible assets	121,000	5,016,765
Acquisition costs	264,731	326,899
Total operating expenses	7,052,725	12,485,675

Loss from operations	(2,507,848)	(9,242,844)

Other income (expense)
Equity method income	(4,812)	13,190
Dividend income	12,157	1,610
Interest income (expense), net	(101,667)	75,041
Other income	6,183	2,937
Change in fair value of contingent consideration	368,464	-
Gain on sale of subsidiary	453,581	-
Total other income	733,906	92,778

Loss before income taxes	(1,773,942)	(9,150,066)

Income tax (provision) benefit	-	-

Net loss	(1,773,942)	(9,150,066)
Net loss attributable to noncontrolling interest	7,737	-
Net loss attributable to Onfolio Holdings Inc.	(1,766,205)	(9,150,066)

Preferred Dividends	(354,228)	(227,298)
Net loss to common shareholders	$(2,120,433)	$(9,377,364)

Net loss per common shareholder
Basic and diluted	$(0.41)	$(1.84)

Weighted average shares outstanding
Basic and diluted	5,117,941	5,107,395

The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings, Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2024 and 2023

	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance, December 31, 2022	69,660	$70	5,107,395	$5,108	$19,950,776	$(7,580,490)	$96,971	$-	$12,472,435
			-	-		-	-	-	-
Sale of preferred stock for cash	22,600	23	-	-	564,977	-	-	-	565,000
Stock-based compensation	-	-	-	-	591,558	-	-	-	591,558
Preferred dividends	-	-	-	-	-	(227,298)	-	-	(227,298)
Foreign currency translation	-	-	-	-	-	-	85,494	-	85,494
Net loss	-	-	-	-	-	(9,150,066)	-		(9,150,066)

Balance, December 31, 2023	92,260	93	5,107,395	5,108	21,107,311	(16,957,854)	182,465	-	4,337,123
			-	-		-	-	-	-
Acquisition of Business	41,400	41	-	-	1,094,959	-	-	1,066,000	2,161,000
Sale of preferred stock for cash	800	-	-	-	20,000	-	-	-	20,000
Stock-based compensation	-	-	-	-	56,887	-	-	-	56,887
Shareholder Contributions					24,654				24,654
Common stock issued for exercise of options	-	-	20,000	20	12,940	-	-	-	12,960
Preferred dividends	-	-	-	-	-	(354,228)	-	-	(354,228)
Foreign currency translation	-	-	-	-	-	-	(114,360)		(114,360)
Distribution to non-controlling interest								(20,400)	(20,400)
Net loss	-	-	-	-	-	(1,766,205)	-	(7,737)	(1,773,942)

Balance, December 31, 2024	134,460	$134	5,127,395	$5,128	$22,316,751	$(19,078,287)	$68,105	$1,037,863	$4,349,694

The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023

Cash Flows from Operating Activities
Net loss	$(1,773,942)	$(9,150,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	56,887	591,558
Equity method (income) loss	4,812	(13,190)
Dividends received from equity method investment	-	20,474
Change in fair value of contingent consideration	(368,464)	-
Gain on sale of subsidiary	(453,581)	-
Amortization of intangible assets	906,737	680,693
Impairment of intangible assets	121,000	5,016,765
Net change in:
Accounts receivable	(282,002)	47,528
Inventory	26,761	12,492
Prepaids and other current assets	4,891	101,083
Accounts payable and other current liabilities	477,247	(56,638)
Due to joint ventures	24,441	(39,251)
Deferred revenue	86,850	36,714
Net cash used in operating activities	(1,168,363)	(2,751,838)

Cash Flows from Investing Activities
Proceeds from sale of subsidiary	780,000	-
Cash paid to acquire businesses	(255,000)	(850,000)
Investments in joint ventures	(59,000)	-
Investments in other assets	(15,000)	-
Net cash provided by (used in) investing activities	451,000	(850,000)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	12,960	-
Proceeds from sale of Series A preferred stock	20,000	565,000
Payments of preferred dividends	(321,442)	(213,691)
Distributions to non-controlling interest holders	(20,400)	-
Payments on acquisition note payable	-	(2,439,000)
Proceeds from notes payable	881,650	-
Payments on note payables	(386,339)	(68,959)
Proceeds from notes payable – related parties	200,000	-
Payments on note payables – related parties	(1,000)	-
Payments on contingent consideration	(59,093)	-
Net cash provided by (used in) financing activities	326,336	(2,156,650)

Effect of foreign currency translation	(114,360)	39,627

Net Change in Cash	(505,387)	(5,718,861)
Cash, Beginning of Period	982,261	6,701,122

Cash, End of Period	476,874	$982,261

Cash Paid For:
Income Taxes	$-	$-
Interest	$101,667	$68,938

Supplemental Non-cash Disclosures
Promissory notes issued for acquisitions	$1,890,000	$-
Preferred stock issued for acquisitions	$1,035,000	$-
Contingent consideration issued for acquisition	$1,349,148	$-
Common stock options issued for acquisition	$60,000	$-
Non-controlling interest issued for acquisitions	$1,066,000	$-

The accompanying notes are an integral part of these consolidated financial statements

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

Onfolio Holdings, Inc. (“Company”) was incorporated on July 20, 2020 under the laws of Delaware to acquire and development high-growth and profitable internet businesses. The Company primarily earns revenue through website management, advertising and content placement on its online businesses, and product sales on certain sites. The Company owns multiple online businesses and manages online businesses on behalf of certain unconsolidated entities in which it holds equity interests. As described in “Note 4 –Segments Information”, we operate in two business segments: Business to Business (“B2B”) and Business to Consumer (“B2C).

Revision of Previously issued Consolidated Financial Statements

During the year ended December 31, 2024, the Company identified errors in its previously issued consolidated financial statements for the year ended December 31, 2023 related to the impairment of intangible assets and goodwill of certain recently acquired businesses. These errors were a result of the Company revising the estimated cash flows used in its determination of the recoverability of the impaired assets as well as the sequencing of impairment testing thereby resulting in an understatement of impairment expense for the year ended December 31, 2023 and a subsequent overstatement of amortization expense in each of the quarters for the year ended December 31, 2024.

The errors noted above did not result in the 2023 financial statements being materially misstated. However, in order to correctly reflect the errors in the appropriate period, management has revised the 2023 previously issued financial statements in this form 10-K.

The following table presents the effects of the Revision Adjustments on the Company’s consolidated balance sheet as of December 31, 2023:

	Balance as of December 31, 2023
	As Reported	Adjustments	As Revised

Intangible Assets	$3,110,204	$(1,434,724)	$1,675,480
Goodwill	$1,167,194	$429,479	$1,596,673
Total Assets	$6,131,483	$(1,005,245)	$5,126,238

Accumulated deficit	$(15,952,609)	$(1,005,245)	$(16,957,854)
Stockholders' deficit	$5,342,368	$(1,005,245)	$4,337,123

Total liabilities and stockholders' deficit	$6,131,483	$(1,005,245)	$5,126,238

The following table presents the effects of the Revision Adjustments on the Company’s consolidated statement of operations for the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	As Reported	Adjustments	As Revised

Selling, general and administrative	$6,040,688	$(59,087)	$5,981,601
Impairment of goodwill and intangible assets	$3,952,433	$1,064,332	$5,016,765
Total operating expenses	$11,480,430	$1,005,245	$12,485,675
Loss from operations	$(8,237,599)	$(1,005,245)	$(9,242,844)
Loss before income taxes	$(8,144,821)	$(1,005,245)	$(9,150,066)
Net loss	$(8,144,821)	$(1,005,245)	$(9,150,066)

The following table presents the effects of the Revision Adjustments on the Company’s consolidated statement of changes in stockholders’ equity for the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	As Reported	Adjustments	As Revised

Net loss	$(8,144,821)	$(1,005,245)	$(9,150,066)

The following table presents the effects of the Revision Adjustments on the Company’s consolidated statement of cash flows for the year ended December 31, 2023:

Statement of Cash Flow
	For the Year Ended December 31, 2023
	As Reported	Adjustments	As Revised
Net loss	$(8,144,821)	$(1,005,245)	$(9,150,066)
Amortization of intangible assets	$739,780	$(59,087)	$680,693
Impairment of goodwill and intangible assets	$3,952,433	$1,064,332	$5,016,765

The following tables present the effects of the Revision Adjustments described above on the Company’s unaudited interim condensed consolidated financial statements for the periods indicated.

The following tables present the effects of the Revision Adjustments on the Company’s unaudited interim condensed consolidated balance sheets as of the dates indicated:

	Balance as of March 31, 2024 (unaudited)
	As Reported	Adjustments	As Revised

Intangible Assets, net	$4,060,049	$(1,282,052)	$2,777,997
Goodwill	$3,095,937	$432,202	$3,528,139
Total Assets	$8,673,768	$(849,850)	$7,823,918

Accumulated deficit	$(16,664,087)	$(849,850)	$(17,513,937)
Total Onfolio Inc. stockholder's equity	$5,104,643	$(849,850)	$4,254,793
Stockholders' deficit	$5,229,979	$(849,850)	$4,380,129
Total liabilities and stockholders' deficit	$8,673,768	$(849,850)	$7,823,918

	Balance as of June 30, 2024 (unaudited)
	As Reported	Adjustments	As Revised

Intangible Assets, net	$4,397,519	$(1,129,358)	$3,268,161
Goodwill	$3,095,937	$432,202	$3,528,139
Total Assets	$8,908,755	$(697,156)	$8,211,599

Accumulated deficit	$(17,529,038)	$(697,156)	$(18,226,194)
Total Onfolio Inc. stockholder's equity	$4,482,990	$(697,156)	$3,785,834
Stockholders' deficit	$4,803,472	$(697,156)	$4,106,316
Total liabilities and stockholders' deficit	$8,908,755	$(697,156)	$8,211,599

	Balance as of September 30, 2024 (unaudited)
	As Reported	Adjustments	As Revised

Intangible Assets, net	$4,069,795	$(1,034,303)	$3,035,492
Goodwill	$3,112,987	$432,202	$3,545,189
Total Assets	$8,575,151	$(602,101)	$7,973,050

Accumulated deficit	$(18,106,474)	$(602,101)	$(18,708,575)
Total Onfolio Inc. stockholder's equity	$3,881,650	$(602,101)	$3,279,549
Stockholders' deficit	$4,186,289	$(602,101)	$3,584,188
Total liabilities and stockholders' deficit	$8,575,151	$(602,101)	$7,973,050

The following tables present the effects of the Revision Adjustments on the Company’s unaudited interim condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31, 2024 (unaudited)
	As Reported	Adjustments	As Revised
Operating expenses:
Selling, General and administrative	$1,337,855	$(152,671)	$1,185,184
Total operating expenses	$1,612,386	$(152,671)	$1,459,715
Loss from operations	$(608,050)	$152,671	$(455,379)
Loss before income taxes	$(630,497)	$152,671	$(477,826)
Net loss	$(630,497)	$152,671	$(477,826)
Net loss attributable to Onfolio Holdings	$(629,833)	$152,671	$(477,162)
Net loss to common shareholders	$(711,478)	$152,671	$(558,807)
Loss per common share - basic and diluted	$(0.14)	$0.03	$(0.11)
Weighted average shares outstanding - basic and diluted	5,107,395		5,107,395

	For the Three Months Ended June 30, 2024 (unaudited)			For the Six Months Ended June 30, 2024 (unaudited)
	As Previously Stated	Restatement Adjustments	As Restated	As Previously Stated	Restatement Adjustments	As Restated

Operating expenses:
Selling, General and administrative	$1,504,349	$(152,694)	$1,351,655	$2,842,204	$(305,365)	$2,536,839
Total operating expenses	$1,734,550	$(152,694)	$1,581,856	$3,346,936	$(305,365)	$3,041,571
Loss from operations	$(759,119)	$152,694	$(606,425)	$(1,367,169)	$305,365	$(1,061,804)
Loss before income taxes	$(781,737)	$152,694	$(629,043)	$(1,412,234)	$305,365	$(1,106,869)
Net loss	$(781,737)	$152,694	$(629,043)	$(1,412,234)	$305,365	$(1,106,869)
Net loss attributable to Onfolio Holdings	$(780,483)	$152,694	$(627,789)	(1,410,316)	305,365	(1,104,951)
Net loss to common shareholders	$(864,951)	$152,694	$(712,257)	(1,576,429)	305,365	(1,271,064)
Loss per common share - basic and diluted	$(0.17)	$0.03	$(0.14)	$(0.31)	$0.06	$(0.25)
Weighted average shares outstanding - basic and diluted	5,109,373		5,109,373	5,108,384		5,108,384

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	As Previously Stated	Restatement Adjustments	As Restated	As Previously Stated	Restatement Adjustments	As Restated

Operating expenses:
Selling, General and administrative	$1,473,885	$(154,142)	$1,319,743	$4,316,089	$(459,507)	$3,856,582
Total operating expenses	$1,691,153	$(154,142)	$1,537,011	$5,038,089	$(459,507)	$4,578,582
Loss from operations	$(485,478)	$154,142	$(331,336)	$(1,852,647)	$459,507	$(1,393,140)
Loss before income taxes	$(497,759)	$154,142	$(343,617)	$(1,909,993)	$459,507	$(1,450,486)
Net loss	$(497,759)	$154,142	$(343,617)	$(1,909,993)	$459,507	$(1,450,486)
Net loss attributable to Onfolio Holdings	$(489,716)	$154,142	$(335,574)	(1,900,032)	459,507	(1,440,525)
Net loss to common shareholders	$(577,436)	$154,142	$(423,294)	(2,153,865)	459,507	(1,694,358)
Loss per common share - basic and diluted	$(0.11)	$0.03	$(0.08)	$(0.42)	$0.09	$(0.33)
Weighted average shares outstanding - basic and diluted	5,127,395		5,127,395	5,114,767		5,114,767

The following tables present the effects of the Revision Adjustments on the Company’s unaudited interim condensed consolidated statements of changes in stockholders’ equity for the periods indicated:

	For the Three Months March 31, 2024 (unaudited)
	As Previously Stated	Restatement Adjustments	As Restated

Net loss	$(630,497)	$152,671	$(477,826)
Accumulated deficit	$(16,664,087)	$(849,850)	$(17,513,937)

	For the Three Months June 30, 2024 (unaudited)
	As Previously Stated	Restatement Adjustments	As Restated

Net loss	$(781,737)	$152,694	$(629,043)
Accumulated deficit	$(17,529,038)	$(697,156)	$(18,226,194)

	For the Three Months September 30, 2024 (unaudited)
	As Previously Stated	Restatement Adjustments	As Restated

Net loss	$(497,759)	$154,142	$(343,617)
Accumulated deficit	$(18,106,474)	$(602,101)	$(18,708,575)

The following tables present the effects of the Revision Adjustments on the Company’s unaudited interim condensed consolidated statements of cash flows for the periods indicated:

	For the Three Months Ended March 31, 2024 (unaudited)
	As Previously Stated	Restatement Adjustments	As Restated
Net loss	$(630,497)	$152,671	$(477,826)
Amortization of intangible assets	$277,890	$(152,671)	$125,219
Net cash provided by (used in) operating activities	$(431,007)	$-	$(431,007)

	For the Six Months Ended June 30, 2024 (unaudited)
	As Previously Stated	Restatement Adjustments	As Restated
Net loss	$(1,412,234)	$305,365	$(1,106,869)
Amortization of intangible assets	$555,802	$(305,365)	$250,437
Net cash provided by (used in) operating activities	$(763,747)	$-	$(763,747)

	For the Nine Months September 30, 2024 (unaudited)
	As Previously Stated	Restatement Adjustments	As Restated
Net loss	$(1,909,993)	$459,507	$(1,450,486)
Amortization of intangible assets	$891,288	$(459,507)	$431,781
Net cash provided by (used in) operating activities	$(696,715)	$-	$(696,715)

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

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, Onfolio Management, LLC, WP Folio, LLC, Proofread Anywhere, LLC, Contentellect, LLC, SEO Butler Limited, Eastern Standard LLC, and DealPipe, LLC. The Company also maintains majority ownership in DDS Rank, LLC, RevenueZen, LLC, and Eastern Standard which are owned 66%, 88%, and 69% respectively, by the Company as of December 31, 2024. All intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivables are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for credit losses of $0 as of December 31, 2024 and 2023, respectively. Included in accounts receivable is $113,975 and $0 of unbilled fees related to website management revenue as of December 31, 2024 and 2023, respectively.

Inventories

Inventories are stated at the lower of actual cost or net realizable value. Cost is determined by using the first-in, first-out (FIFO) method.

Goodwill and Other Intangibles

The Company accounts for goodwill in a purchase business combination as the excess of the cost over the estimated fair value of net assets acquired. Business combinations can also result in the recognition of other intangible assets. Amortization of intangible assets, if applicable, occurs over their estimated useful lives. Goodwill, which is not amortized, is tested for impairment on an annual basis (or an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value). When testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, then performance of the quantitative impairment test is required. The quantitative assessment is performed to estimate the fair value of a reporting unit. To determine the reasonableness of the estimated fair values, the Company reviews the assumptions to determine that neither the income approach nor the market approach provides significantly different valuations. If the estimated fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the estimated fair value, a non-cash impairment loss is recognized in the amount of that excess.

When performing the quantitative assessment, key assumptions used in the income approach are updated when the analysis is performed for each reporting unit. The assumptions that have the most significant effect on the fair value calculations are the projected revenue growth rates, future operating margins, discount rates, and terminal values. While the Company uses reasonable and timely information to prepare its discounted cash flow analysis, actual future cash flows or market conditions could differ significantly and could result in future impairment charges related to recorded goodwill balances.

Recently acquired reporting units generally represent a higher inherent risk of impairment, which typically decreases as the businesses are integrated into the enterprise. Negative industry or economic trends, disruptions to its business, actual results significantly below expected results, unexpected significant changes or planned changes in the use of the assets, divestitures, and market capitalization declines may have a negative effect on the fair value of the Company's reporting units.

Indefinite lived intangible assets are not amortized, but are separately tested for impairment during the fourth quarter of the fiscal year or on an interim basis if an event occurs that indicates the fair value is more likely than not below the carrying value. The Company first qualitatively assesses whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of an indefinite-lived trade name is less than its carrying amount. If necessary, the Company conducts a quantitative assessment using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets. To the extent the Company determines a fair value, the inputs used represent a Level 3 fair value measurement in the FASB fair value hierarchy given that the inputs are unobservable. The assumptions that have the most significant effect on the fair value calculations are the royalty rates, projected revenue growth rates, discount rates, and terminal values. The royalty rate is determined based on the profitability of the trade name to which it relates and observed market royalty rates. Revenue growth rates are determined after considering current and future economic conditions, recent sales trends, or other variables.

The assessment of fair value for impairment purposes requires significant judgments to be made by management. Although forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in estimating future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results.

The Company evaluates whether there has been an impairment of identifiable intangible assets with definite useful economic lives, or of the remaining life of such assets, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost or remaining period of amortization of any asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value or a revision in the remaining amortization period is required.

Long-lived Assets

The Company determines whether there has been an impairment of long-lived assets, excluding goodwill and other intangible assets, when certain indicators of impairment are present. In the event that facts and circumstances indicate that the cost or life of any long-lived asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future gross, undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value or a revision to the remaining useful life is required. Future adverse changes in market conditions or poor operating results of underlying long-lived assets could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the assets’ current carrying value, thereby possibly requiring an impairment charge or acceleration of depreciation or amortization expense in the future.

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

The revenue from our Eastern Standard subsidiary is derived from website design and implementation contracts and typically span between 4 to 12 months. These contracts continuously transfer control to the customer as all of the work is completed electronically and is transferable to the customer at any point in time. Contract costs include labor, materials, and indirect costs.

We have numerous contracts that are in various stages of completion which require estimates to determine the forecasted costs at completion. Due to the nature of the work left to be performed on many of our contracts, the estimation of total cost at completion for fixed-price contracts is complex, subject to many variables and requires significant judgment. Estimates of total cost at completion are made each period and changes in these estimates are accounted for prospectively as cumulative adjustments to revenue recognized in the current period. If estimates of costs to complete fixed-price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

As of December 31, 2024, the Company has $589,913 in deferred revenue related to unsatisfied performance obligations that are expected to be recognized during fiscal 2025.

 The following table presented disaggregated revenue information for the years ended December 31, 2024 and 2023:

	For the Year ended December 31, 2024	For the Year ended December 31, 2023
Website management	$1,069,716	$125,577
Advertising and content revenue	3,590,353	1,370,461
Product sales	539,115	661,538
Digital Product Sales	2,662,893	3,082,410
Total revenue	$7,862,077	$5,239,986

The Company does not have any single customer that accounted for greater than 10% of revenue during the years ended December 31, 2024 and 2023.

Cost of Revenue

Cost of product revenue consists primarily of costs associated with the acquisition and shipment of products being sold through the Company’s online marketplaces.

Cost of Service revenue which include website content creation costs including contract labor, domain and hosting costs and certain software costs related to website operations.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of December 31, 2024 or 2023.

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

Segment Reporting

The Company manages its operations under two segments for the purpose of assessing performance and making operating decisions – Business to Business (“B2B”) and Business to Consumer (“B2C)”. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as two operating segments, which are the same as its reporting segments.

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

Advertising

The Company expenses advertising costs as they are incurred. Advertising costs were $1,474,972 and $1,749,708 for the years ended December 31, 2024 and 2023, respectively.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2024 the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However, there is no assurance of additional funding being available.

NOTE 4 – SEGMENT INFORMATION

The Company manages its operations under two segments for the purpose of assessing performance and making operating decisions – Business to Business (“B2B”) and Business to Consumer (“B2C)”. The Company’s Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer (CEO). The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as two operating segments, which are the same as its reporting segments.

We operate in two business segments: B2B and B2C. We organize our business segments based on the nature of products and services offered, and the economic characteristics of each segment. Following is a brief description of the activities of our business segments.

B2B

Our B2B segment includes the results of operations of Eastern Standard, RevenueZen, DDS Rank, SEO Butler, Contentellect, and DealPipe. These entities share similar characteristics such as customers being businesses, and being primarily service-related businesses.

B2C

Our B2C segment includes the results of operations of Proofread Anywhere, Mighty Deals, and Vital Reaction. These entities share characteristics such as the end customers being individual consumers, and sales being more focused on product sales, including digital sales.

Selected Financial Data by Business Segment

Net sales and operating profit of the Company’s business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Our Chief Executive Officer (CEO) serves as our Chief Operating Decision Maker (CODM) and is responsible for reviewing segment performance and making decisions regarding resource allocation. Our CODM evaluates each segment’s performance based on metrics such as net sales, operating profit, and other key financial indicators, guiding strategic decisions to align with company-wide goals. Business segment operating profit includes the Company’s share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of its business segments.

Summary Operating Results

Sales, cost of sales and operating profit for each of our business segments were as follows (in millions):

	For the Year Ended December 31, 2024
	B2B	B2C	CORPORATE	Total

Revenue, services	$4,368,661	$291,408	$-	$4,660,069
Revenue, product sales	-	3,202,008	-	3,202,008
Total Revenue	4,368,661	3,493,416	-	7,862,077

Cost of revenue, services	2,561,523	47,538	-	2,609,061
Cost of revenue, product sales	-	708,139	-	708,139
Total cost of revenue	2,561,523	755,677	-	3,317,200

Gross profit	1,807,138	2,737,739	-	4,544,877

Operating expenses
Selling, general and administrative	1,737,837	2,091,482	1,888,924	5,718,243
Professional fees	64,439	43,157	841,155	948,751
Acquisition costs	-	-	264,731	264,731
Impairment of goodwill and intangible assets	-	121,000	-	121,000
Total operating expenses	1,802,276	2,255,639	2,994,810	7,052,725

Income (Loss) from operations	$4,862	$482,100	$(2,994,810)	$(2,507,848)

	For the Year Ended December 31, 2023
	B2B	B2C	CORPORATE	Total

Revenue, services	$1,371,997	$124,041	$-	$1,496,038
Revenue, product sales	-	3,743,948	-	3,743,948
Total Revenue	1,371,997	3,867,989	-	5,239,986

Cost of revenue, services	837,888	-	-	837,888
Cost of revenue, product sales	-	1,159,267	-	1,159,267
Total cost of revenue	837,888	1,159,267	-	1,997,155

Gross profit	534,109	2,708,722	-	3,242,831

Operating expenses
Selling, general and administrative	530,382	2,567,703	2,883,516	5,981,601
Professional fees	133,420	68,874	958,116	1,160,410
Acquisition costs	-	-	326,899	326,899
Impairment of goodwill and intangible assets	903,897	4,112,868	-	5,016,765
Total operating expenses	1,567,699	6,749,445	4,168,531	12,485,675

Loss from operations	$(1,033,590)	$(4,040,723)	$(4,168,531)	$(9,242,844)

Included within Selling, general and administrative is intangible asset amortization expense of $789,556 for the B2B segment and $117,181 for the B2C segment for the year ended December 31, 2024. Intangible asset amortization expense of $234,943 for the B2B segment and $445,750 for the B2C segment was included for the year ended December 31, 2023.

Unallocated Items

Business segment operating profit excludes the other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, stock-based compensation expense, significant asset impairments, gains or losses from divestitures, intangible asset amortization expense, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Corporate” between operating profit from our business segments and our consolidated operating profit. See “Note 1 – Organization and Significant Accounting Policies” (under the caption “Use of Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Assets

Total assets for each of our business segments were as follows:

	As of December 31, 2024	As of December 31, 2023
B2B	$6,495,983	$1,115,029
B2C	2,097,863	3,206,568
Total business segment assets	8,593,846	4,321,597
Corporate assets	998,851	804,641
Total Assets	$9,592,697	$5,126,238

Corporate assets primarily include cash and cash equivalents, and investments in unconsolidated joint ventures. During the years ended December 31, 2024 and 2023, the Company incurred no reportable capital expenditures related to its segments.

NOTE 5 – BUSINESS ACQUISITIONS

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

The following information summarizes the allocation of the fair values assigned to the assets acquired at the acquisition date:

Purchase Price Allocation
Developed technology	$127,500
Customer relationships	510,000
Trademarks and Trade Names	170,000
Non-Compete agreement	42,500
Net assets acquired	$850,000

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

The transaction closed on January 4, 2024, when consideration was transferred by the Company and control was obtained by the Company and was accounted for as a business combination under ASC 805. The earn-out agreement is accounted for as a contingent consideration liability under ASC 805, with changes in fair value of the potential earn-out amount recognized in current earnings.

The aggregate fair value of consideration for the RevenueZen acquisition was as follows:

Purchase Price:
Amount
Cash paid to seller	$240,000
Notes payable issued to seller	440,000
Options to purchase common shares issued to seller	60,000
Estimated fair value of additional earn-out payments	986,000
Series A Preferred Shares issued to seller	425,000
Fair value of 12% equity interest in RevenueZen retained by Sellers	126,000
Total purchase consideration	$2,277,000

The following information summarizes the allocation of the fair values assigned to the assets acquired at the acquisition date:

Purchase Price Allocation
Developed technology	$190,000
Customer relationships	343,000
Trademarks and Trade Names	300,000
Non-Compete agreement	160,000
Goodwill	1,284,000
Net assets acquired	$2,277,000

From the period of acquisition of the RevenueZen Business through December 31, 2024, the Company generated total revenue and net loss of $2,072,991 and $124,735, respectively. This net loss is inclusive of $352,833 intangible asset amortization expense.

During the measurement period the Company recorded adjustments to decrease intangible assets and goodwill of $238,000 and $645,000, respectively, as a result of change in estimates related to the expected revenue growth rates and changes in the estimates of the expected amounts owed under the earn-out provisions.

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

The aggregate fair value of consideration for the DDS Rank acquisition was as follows:

Purchase Price:
Amount
Cash paid to seller	200,000
Notes payable issued to seller	200,000
Series A Preferred Shares issued to seller	200,000
Total purchase consideration	$600,000

The following information summarizes the allocation of the fair values assigned to the assets acquired at the acquisition date:

Purchase Price Allocation
Developed technology	$90,000
Customer relationships	360,000
Trademarks and Trade Names	120,000
Non-Compete agreement	30,000
Net assets acquired	$600,000

From the period of acquisition of the DDS Rank Business through December 31, 2024, the Company generated total revenue and net loss of $141,572 and $48,362, respectively, including intangible asset amortization expense of $112,250.

Eastern Standard

On September 20, 2024, Eastern Standard LLC (“Eastern Standard Delaware”), a Delaware limited liability company and majority owned subsidiary, entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Eastern Standard, LLC (“Eastern Standard Pennsylvania”), a Pennsylvania limited liability company, and its individual owners. Pursuant to the Asset Purchase Agreement, Eastern Standard Delaware will purchase from Eastern Standard Pennsylvania all of Eastern Standard Pennsylvania’s assets utilized in the operation of its business of providing digital marketing services, including integrated branding, and digital customer experiences (the “Acquired Business”).

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, Eastern Standard Pennsylvania agreed to sell to Eastern Standard Delaware the Acquired Business, all as more fully described in the Asset Purchase Agreement. The aggregate purchase price for the Acquired Business is $2,160,000. As of the closing, the Company owned 70% of Eastern Standard Delaware in exchange for $1,250,000 payable pursuant to two secured promissory notes which are guaranteed by the Company, and $410,000 of the Company’s Series A Preferred Shares. The entities comprising the Company’s special purpose vehicle funding program owns an aggregate of 20% of Eastern Standard Delaware in exchange for $500,000 payable in cash. Eastern Standard Pennsylvania owns a 10% roll-over equity interest in Eastern Standard Delaware.

The transaction closed on October 18, 2024, when consideration was transferred by Onfolio and control was obtained by Onfolio and will be accounted for as a business combination under ASC 805.

The aggregate fair value of consideration for the DDS Rank acquisition was as follows:

Purchase Price:

Cash	$500,000
Promissory Note, net of discount	1,250,000
Preferred Shares	410,000
Roll-over equity	240,000
Total purchase consideration	2,400,000

The following information summarizes the allocation of the fair values assigned to the assets acquired at the acquisition date:

Purchase Price Allocation
Accounts receivable	$217,878
Unbilled receivables	165,855
Fixed assets	5,135
Website domains	90,000
Customer relationships	490,000
Trademarks and trade names	530,000
Non-compete agreement	20,000
Goodwill	1,407,602
Deferred revenues	(526,470)

Net assets acquired	$2,400,000

From the period of acquisition of the Eastern Standard Business through December 31, 2024, the Company generated total revenue and net income of $973,716 and $74,807, respectively, including intangible asset amortization expense of $85,125.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the year ended December 31, 2024 and 2023 as if the Contentellect, Revenue Zen, DDS Rank, and Eastern Standard acquisitions occurred on January 1, 2023. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Year ended December 31,
	2024	2023
Revenue	$11,456,601	$9,591,437
Operating loss	(2,099,022)	(9,609,216)
Net loss	(1,446,510)	(9,721,880)
Net loss per common share	$(0.37)	$(1.95)
Weighted Average common shares outstanding	5,117,941	5,107,395

Impairment of Goodwill

During the year ended December 31, 2023, the Company recognized a goodwill impairment loss of $1,597,045 related to the BCP Media Acquisition, $580,284 related to the BWPS Acquisition, and $455,688 related to the SEO Butler Acquisition, for total aggregate goodwill impairment of $2,633,017 related to the above acquisitions, as a result of lower than expected cash flows from the acquired businesses and an increase in interest rates leading to a higher discount rate used. The Company did not recognize any impairment charges related to goodwill for the year ended December 31, 2024.

NOTE 6 – INVESTMENTS IN JOINT VENTURES

The Company holds various investments in certain joint ventures as described below.

Cost method investments

OnFolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV I and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will received 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 10.91% interest from existing owners for $52,500 in cash, bringing its total equity interest to 13.65%. The management fee to the Company described above was waived for fiscal year ended December 31, 2024 and 2023, due to lower operating results of JV I.

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision making. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest.. Additionally, during the year ending December 31, 2020 the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II. The management fee to the Company described above was waived for fiscal years ended December 31, 2024 and 2023 due to lower operating results of JV II.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV II investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 related to the cost basis of JV III. The management fee to the Company described above was reduced to $500 for fiscal year ended December 31, 2022 due to lower operating results of JV III. The management fee to the Company described above was waived for fiscal years ended December 31, 2024 and 2023 due to lower operating results of JV III.

OnFolio Groupbuild 1 LLC (“Groupbuild”) was formed on April 22, 2020 under the laws of Delaware. The Company, as manager, is entitled to 20% of the profits of Groupbuild, and an annual management fee of $15,000. The Company was assigned a 20% interest, value at $49,000 in Groupbuild by the Company’s CEO on August 1, 2020.

On March 4, 2024, the Company invested $10,000 into Coaching Plus Capital LLC for a 9.95% equity interest in the ownership.

On May 31, 2024, the Company, through its subsidiary Revenue Zen LLC, invested $24,000 into CliAcquire LLC for a 5% equity interest in the ownership.

On November 1, 2024, the Company, through its subsidiary Revenue Zen LLC, invested $25,000 into Grow Solo Media Ltd. for a 5% equity interest in the ownership.

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

The balance sheet of JV IV at December 31, 2024 included total assets of $842,594 and total liabilities of $27,153. The balance sheet of JV IV at December 31, 2023 included total assets of $842,794 and total liabilities of $11,823. Additionally, the income statement for JV IV for the years ended December 31, 2024 and 2023 included the following:

	For the Year ended December 31, 2024	For the Year ended December 31, 2023
Revenue	$18,985	$52,108
Net Income (loss)	$(13,440)	$36,843

The Company recognized equity method loss of $4,812 and equity method income of $13,190 during the years ended December 31, 2024 and 2023, and received dividends from JV IV of $0 and $20,473, which were accounted for as returns on investment.

NOTE 7 – INTANGIBLE ASSETS

The following table represents the balances of intangible assets as of December 31, 2024 and 2023;

	Estimated life	December 31, 2024	December 31, 2023 (Revised)
Website Domains	Indefinite	$297,323	$418,323
Website Domains	4 years	497,500	257,500
Customer relationships	4-6 years	2,081,148	992,000
Trademarks and Tradenames	10 years	1,120,000	220,000
Non-compete agreements	3 years	252,500	72,500
		4,248,471	1,960,323
Accumulated Amortization - Website domains		(125,946)	(67,612)
Accumulated Amortization - Customer Relationships		(626,994)	(171,161)
Accumulated Amortization - Trademarks / Tradenames		(81,834)	(21,420)
Accumulated Amortization - Non-Compete		(90,486)	(24,650)
Net Intangible		$3,323,211	$1,675,480

On February 1, 2023, the Company closed on its acquisition of the Contentellect Business. As part of the acquisition, the Company acquired assets related to the websites operated by Contentellect. Pursuant to the purchase price allocation as further described in Note 4, the Company allocated $850,000 , which is to be amortized over the estimated life of the assets ranging from 2-10 years.

On January 1, 2024, the Company closed on its acquisition of RevenueZen LLC. As part of the acquisition, the Company acquired assets related to the websites operated by RevenueZen. Pursuant to the purchase price allocation as further described in Note 4, the Company allocated $993,000, which is to be amortized over the estimated life of the assets ranging from 2-10 years.

On April 1, 2024, the Company closed on its acquisition of certain customers from First Page LLC (“First Page”). The acquisition is being accounted for as an asset acquisition and was comprised of an upfront payment of $15,000 cash, $20,000 cash contingent on signing customers to a new contract, and a revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. On the date of acquisition, the Company estimated the fair value of the revenue share to be $343,148.

On June 24, 2024, the Company closed on its acquisition of the DDS Rank LLC. As part of the acquisition, the Company acquired assets related to the websites operated by DDS Rank. Pursuant to the purchase price allocation as further described in Note 4, the Company allocated $600,000, which is to be amortized over the estimated life of the assets ranging from 2-10 years.

On October 1, 2024, the Company closed on its acquisition of Eastern Standard LLC. As part of the acquisition, the Company acquired assets related to the websites operated by Eastern Standard. Pursuant to the purchase price allocation as further described in Note 4, the Company allocated $1,130,000, which is to be amortized over the estimated life of the assets ranging from 2-10 years.

On November 20, 2024, the Company, and its subsidiary WP Folio entered into an Asset Purchase Agreement (the “WP Folio Purchase Agreement”) with WSC 8034 OpCo 1 LLC (“Buyer”). Pursuant to the WP Folio Purchase Agreement, Buyer will purchase from the Company all of WP Folio’s assets utilized in the operation of its business of providing cyber security software solution for an aggregate purchase price of $780,000 in cash. As a result of the transaction, the Company recorded a gain on the disposition of the net assets in the amount of $453,581.

During the year ended December 31, 2024, the Company recognized impairment losses of $121,000 of intangible assets related to the website domain operating under Vital Reaction. During the year ended December 31, 2023, the Company recognized impairment losses of $2,383,748 of intangible assets, which was comprised of $700,000 related to the Mighty Deals website domains, $84,000 related to Pretty Neat Creative, operating under Onfolio Crafts LLC, $105,937 related to various website domains operating under Onfolio Assets LLC., $1,045,604 related to the BCP Media acquisition intangible assets, and $448,207 related to the SEO Butler intangible assets.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of December 31, 2024:

For the year ended December 31, schedule of annual expected amortization expense	Amount

2025	$1,199,449
2026	706,907
2027	297,156
2028	375,125
Thereafter	447,251
Total remaining intangibles amortization	$3,025,888

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

On January 4, 2024, in connection with the RevenueZen Acquisition as discussed in Note 5, the Company issued 17,000 shares of Series A Preferred stock for a value of $425,000.

On June 24, 2024, in connection with the DDS Rank Acquisition as discussed in Note 5, the Company issued 8,000 shares of Series A Preferred stock for a value of $200,000.

On October 1, 2024, in connection with the Eastern Standard Acquisition as discussed in Note 5, the Company issued 16,400 shares of Series A Preferred stock for a value of $410,000.

During the year ended December 31, 2024, the Company sold 800 shares of Series A Preferred Stock for $20,000 of cash proceeds.

During the year ended December 31, 2023, the company issued 22,600 Series A Preferred Stock in exchange for $565,000 of cash proceeds.

During the years ended December 31, 2024 and 2023, the company recognized $354,228 and $227,298 in dividends to the Series A shareholders, respectively, and made cash dividend payments of $321,442 and $213,691. As of December 31, 2024 and 2023, the Company has remaining unpaid dividends of $100,797 and $68,011.

As of December 31, 2024, there were 134,460 Series A preferred shares outstanding.

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

In 2020, the Board of Directors of the Company approved the Onfolio Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the Board of Directors to grant various forms of incentive awards covering up to 2,000,000 shares of common stock. During the year ended December 31, 2022, the Board of Directors amended the 2020 Plan to increase the aggregate number of shares available for issuance under the 2020 Plan to 2,600,000 shares of common stock. As of December 31, 2024, there were 2,167,750 shares of the Company’s common stock remaining to be issued under the Amended 2020 Plan.

Common Share Awards

During the year ended December 31, 2020, the Company granted a total of 3,233,336 shares to various employees and consultants for services rendered. The Company recognized stock-based compensation expense of $0 and $447,248 related to the vesting of the share awards during the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the shares have vested in full and no additional expense is to be recognized related to these awards.

Stock Options

On January 4, 2024, the Company awarded an aggregate of 270,000 options to purchase shares of common stock to certain of the founders of Revenue Zen as discussed in Note 4, at $0.51 per share for a period of 10 years pursuant to the Company’s 2020 Equity Compensation Plan. The Company estimated fair value of these options to be $0.22 per share using a, Black-Scholes option pricing model, incorporating the Company’s capital structure and the components of the consideration transferred to the sellers of the RevenueZen Delaware, and the fair value of the options is included as part of the consideration transferred as part of the acquisition.

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

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2022	59,850	$4.15	$9.11
Granted	96,000	0.80	1.05
Exercised	-	-	-
Forfeited and cancelled	(22,661)	(4.01)	(13.68)
Outstanding at December 31, 2023	133,189	1.80	2.52
Granted	310,000	0.27	0.58
Exercised	(20,000)	(0.36)	(0.65)
Forfeited and cancelled	(10,939)	(3.69)	(7.23)
Outstanding at December 31, 2024	412,250	$0.65	$1.02
Exercisable at December 31, 2024	385,034	$0.65	$1.03

The weighted average remaining contractual life is approximately 7.97 years for stock options outstanding with an intrinsic value of $252,420 as of December 31, 2024. The Company recognized stock-based compensation of $47,868 and $124,310 during the years ended December 31, 2024 and 2023, respectively. The Company expects to recognize an additional $6,813 of compensation cost related to options that are expected to vest.

Common Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2022	6,219,863	4.21	5.01
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at December 31, 2023	6,219,863	$4.21	$5.01
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(20,000)	(3.00)	(4.75)
Outstanding at December 31, 2024	6,199,863	$4.21	$5.01
Exercisable at December 31, 2024	6,199,863	$4.21	$5.01

The weighted average remaining contractual life is approximately 2.65 years for stock warrants outstanding with no intrinsic value of as of December 31, 2024.

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the Joint Ventures that it manages and receives funds on behalf of the joint ventures. As of December 31, 2024 and 2023 the balances due from related parties were $89,536 and $93,372 included in current liabilities.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of December 31, 2024 and 2023, the Company was owed $36,994 by the entities controlled by the Company’s CEO.

As of December 31, 2024 and 2023, the Company had accrued $42,500 and $90,000 respectively in cash compensation to the directors, included in accounts payable and other liabilities on the consolidated balance sheet.

No member of management has benefited from the transactions with related parties. The above transactions were not  arms-length transactions.

NOTE 10 – NOTES PAYABLE

On January 4, 2024, the Company entered into the RevenueZen Note as part of the acquisition of RevenueZen. The RevenueZen Note has the principal sum of $440,000, matures on December 31, 2025, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 11%. Upon the occurrence of an Event of Default (as defined in the RevenueZen Note), the interest rate automatically increases to the rate of 16% per annum. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the RevenueZenNote and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $4,033 per month and commencing on July 31, 2024 the Company shall make an interest only payment of $3,575 per month (ii) no later than June 30, 2024, the Company must make a payment of $50,000; and (iii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on December 31, 2025. As of December 31, 2024 the balance due on the RevenueZen Note was $390,000. The required $50,000 payment was made on July 2, 2024.

In January 2024, the Company entered into three separate promissory notes for aggregate principal of $250,000 and received cash proceeds of $250,000. The notes mature on the two year anniversary of the Company using the funds received for the acquisition of a business, which occurred in January 2024, and carry a 15% interest rate on the outstanding principal balance of, and all other sums owing under, the loan amounts of the notes. As of December 31, 2024 the balance due on the notes was $250,000.

On June 6, 2024, the Company entered into the DDS Rank Note as part of the acquisition of DDS Rank. The DDS Rank Note has the principal sum of $200,000, matures on June 6, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 7%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the DDS Rank Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $1,167 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on June 6, 2026. As of December 31, 2024 the balance due on the DDS Rank Note was $200,000.

On October 1, 2024, the Company entered into the Eastern Standard Short Term Note as part of the acquisition of Eastern Standard. The Eastern Standard Short Term Note has the principal sum of $400,000, matures on February 1, 2025, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 8%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the Eastern Standard Short Term Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $2,667 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on February 1, 2025. As of December 31, 2024, the balance due on the Eastern Standard Short Term Note was $400,000, which is classified under Notes payable – related parties, current on the balance sheet

In addition, on October 1, 2024, the Company entered into the Eastern Standard Note as part of the acquisition of Eastern Standard. The Eastern Standard Note has the principal sum of $850,000, matures on October 1, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 8%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the Eastern Standard Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $5,667 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on October 1, 2026. As of December 31, 2024, the balance due on the Eastern Standard Note was $850,000, which is classified under Notes payable – related parties, current on the balance sheet

During the year ended December 31, 2024 the Company received proceeds of $200,000 under note payable agreements from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is April 1, 2027. On February 26, 2025 the notes payable was modified to bear a 15% interest rate, calculated on the outstanding principal amount. Interest shall accrue annually and be payable at the end of each fiscal quarter in accordance with the profitability and cash flow of the Borrower’s wholly-owned subsidiaries,  as agreed upon by both parties. As of December 31, 2024, the Company has repaid $1,000 of the funds advanced.

At various times the Company enters into short-term financing agreements with payment service providers who provide cash proceeds. The Company will repay the principal balance based on a percentage of its daily sales processed through the service provider until the total principal is repaid, based on the repayment terms in the agreement which is generally less than one year. The following table shows the outstanding balances of these lenders as of December 31, 2024:

Borrowing Entity	Origination Date	Interest rate	Original cash advanced	Balance as of December 31, 2024
Proofread Anywhere	January 30, 2024	16.4%	$100,000	$-
Contentellect	June 29, 2024	14.9%	$35,000	$-
WPFolio	June 29, 2024	11.8%	$32,900	$-
Vital Reaction	June 30, 2024	11%	$55,000	$2,287
Onfolio Assets	July 1, 2014	19.89%	$3,800	$-
Onfolio Assets	August 31, 2024	19.89%	$5,600	$-
Proofread Anywhere	August 24, 2024	13.4%	$250,000	$145,358
Vital Reaction	October 31, 2024	13%	$83,000	$83,000
Onfolio Assets	November 5, 2024	16.8%	$10,900	$9,111
Contentellect	November 18, 2024	9.79%	$44,700	$39,396
SEO Butler	November 18, 2024	9.91%	$21,650	$16,159

Total balance as of December 31, 2024				$295,311

The following summarizes the Company’s maturities of debt instruments:

Principal
Fiscal year ended:
December 31, 2025	$1,102,634
December 31, 2026	1,300,000
December 31, 2027	199,000
December 31, 2028	-
Total	$2,601,634

NOTE 11 – DEFERRED REVENUE

Deferred revenue as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Website design and implementation	$451,683	$-
Website management	72,237	99,257
Advertising and content services	65,993	50,708
Total deferred revenue	$589,913	$149,965

Changes in the balance of deferred revenue for the periods presented are as follows:

Deferred Revenue
Balance as of December 31, 2022	$113,251
Billings for the period	1,532,752
Revenue recognized	(1,496,038)
Balance as of December 31, 2023	149,965
Billings for the period	5,100,017
Revenue recognized	(4,660,069)
Balance as of December 31, 2024	$589,913

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $589,913 in deferred revenue and $1,071,098 in backlog. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $149,965 in deferred revenue and $0 in backlog

We expect that the amount of backlog relative to the total value of our contracts will change from year to year due to several factors, including the amount invoiced early in the contract term, the timing and duration of customer agreements, varying invoicing cycles of agreements and changes in customer financial circumstances. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenues, and we do not utilize backlog internally as a key management metric.

NOTE 12 – CONTRACTS IN PROCESS

The net unbilled accounts receivables (deferred revenues) position for contracts in process, related to the website design and implementation services, consisted of the following:

	December 31,	December 31,
	2024	2023
Costs on uncompleted contracts	$624,865	$-
Estimated earnings	712,658	-
Total costs and estimated profits on uncompleted contracts	1,337,523	-
Add: unbilled amounts on completed contracts	7,000	-
Less: Progress billings	(1,703,630)	-
Unbilled accounts receivables (deferred revenues), net	$(359,107)	$-

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	December 31, 2024	December 31, 2023
Unbilled accounts receivable costs and estimated earnings in excess of billings on uncompleted contracts	$92,576	$-
Deferred revenues - Billings in excess of costs and estimated earnings on uncompleted contracts	(451,683)	-
Unbilled accounts receivables (deferred revenues), net	$(359,107)	$-

NOTE 13 - INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 21%. The components of the income tax provision on the consolidated statements of operations is as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Current tax expense	$-	$-
Deferred tax expense (benefit)	-	-
Provision for income taxes, total	$-	$-

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
(Revised)
Income tax benefit computed at the statutory rate	$(372,528)	$(1,921,514)
Permanent differences	227,771	1,320,693
Net operating loss carryforwards	144,757	600,821
Temporary differences	-	-
penalties and interest	-	-
Provision for income taxes, current	$-	$-

Temporary differences	$-	$-
Deferred tax provision (benefit)	$-	$-

The Company has the following operating loss carry forwards.

	As of	As of
	December 31, 2024	December 31, 2023
Net Operating loss carry forwards	$1,399,231	$1,254,474
Valuation allowance	(1,399,231)	(1,254,474)
Deferred tax assets	$-	$-

 NOTE 14 – CONTINGENCIES

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company believes the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

On October 3, 2022, the Company entered into an Asset Purchase Agreement (the “BWPS Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“ Hoang” “Seller”). Pursuant to the BWPS Asset Purchase Agreement, the Company agreed to pay up to $60,000 in cash pursuant to certain earn-out provisions. The earn-out provision is for a period of three years after the closing (the "Earn-out Period" ends 10/3/2025), the Seller shall be eligible for two additional cash payments (together, the “Earn-out Payments”). The earn-out payments are earned if (a) If in any calendar month, the monthly gross revenue generated is $47,500 or more, then the Company shall pay the Seller a one-time payment of $30,000 (“Earn-out Payment 1”), payable within thirty days of the Earn-out Payment 1 being earned and (b) if during any calendar month, the monthly gross revenue generated is $52,000 or more, then the Company shall pay the Seller a one-time payment of $30,000 (“Earn-out Payment 2”), payable within thirty days of the Earn-out Payment 2 being earned. AS of December 31, 2024, no conditions of the earn-out provision have been met and no earn-out payments have been made.

On January 1, 2024, the Company entered into the RevenueZen Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, the Company agreed to pay additional earn-out payments that could be paid to RevenueZen pursuant to the earn-out formula described in the RevenueZen Asset Purchase Agreement.

The earn-out formula specifies for a period of one year, if the SDE (defined in Note 10 below) of the RevenueZen business exceeds $227,000, the sellers of RevenueZen Delaware would be entitled to receive an amount equal to three times the amount above $227,000 of SDE. SDE in this case is defined as gross revenue, less returns, discounts, and refunds and reduced by the cost of contractor payments, freelance copywriters, and payroll and benefits, consistent with the practices of the Seller in the operations of the Business, and for the sake of clarity exclude any payments, reimbursements, administrative charges, overhead charges, or other payments of any kind to the Buyer, Holdings, or any affiliate thereof. The earn-out amount will include 20% of any revenues of the Company that are from any customers of RevenueZen Delaware. The Company has the option to pay any earn-out amount in cash or in shares of preferred stock of the Company. At the time of the closing of the acquisition, the Company had estimated the fair value of the earn-out to be $986,000. As of December 31, 2024, pursuant to the terms and calculations of the earn-out provision, management has determined the final earn-out owed pursuant to the agreement is $680,662 resulting in a change in the fair value of the contingent consideration of $305,338. As of December 31, 2024, the earn-out amount has not been paid to the seller.

On April 1, 2024, the Company closed on its acquisition of certain customers from First Page, and subject to the terms and conditions contained therein, at the closing, the Company agreed to pay additional revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. On the date of acquisition, the Company estimated the fair value of the revenue share to be $343,148. During the year ended December 31, 2024, the Company paid $59,093 to the seller of First Page pursuant to the revenue share provisions. As of December 31, 2024, the Company estimated the remaining obligations owed under the revenue share provisions to be $240,929 resulting in a change in the fair value of the continent consideration of $63,126.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated events through April 15, 2025, the date these financial statements were available for issuance, and determined there were no events requiring disclosures, except as noted below.

During the year ended December 31, 2024 the Company received proceeds of $200,000 under note payable agreements from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is April 1, 2027. On February 26, 2025, the notes payable was modified to bear a 15% interest rate, calculated on the outstanding principal amount. Interest shall accrue annually and be payable at the end of each fiscal quarter in accordance with the profitability and cash flow of the Borrower’s wholly-owned subsidiaries, as agreed upon by both parties. The Company repaid $1,000 of the funds advanced.

On February 28, 2025, the Company and the RevenueZen sellers agreed to the final earn-out amount to be $682,000 and modified the payment terms to be paid with a cash payment of $72,000, $100,000 to be paid through profit sharing by using 30% of Net Operating Income, $100,000 in value for $79,240 stock options to purchase shares of common stock, $70,000 in Series A Preferred shares, and $340,000 in a promissory note. The promissory note, has a term of 60 months and accrues interest at 19%. The stock options have an exercise price of $1.34, have a term of 10 years, and are vested immediately.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONFOLIO HOLDINGS INC.

Registrant

By:	/s/ Dominic Wells
Dominic Wells,
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominic Wells	Chief Executive Officer, Principal Executive Officer, Chair of the Board of Directors	April 15, 2025
Dominic Wells

/s/ Adam Trainor	Interim Chief Financial Officer, Chief Operations Officer, Principal Financial and Accounting Officer	April 15, 2025
Adam Trainor

/s/ Andrew Lawrence	Director	April 15, 2025
Andrew Lawrence

/s/ David McKeegan	Director	April 15, 2025
David McKeegan

/s/ Robert J. Lipstein	Director	April 15, 2025
Robert J. Lipstein

/s/ Mark N. Schwartz	Director	April 15, 2025
Mark N. Schwartz

72