Form 10-Q
period 2025-03-31
Onfolio Holdings, Inc
filed 2025-05-15
CIK 1825452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of common stock outstanding as of May 15, 2025 was 5,127,396.

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

●	our ability to achieve significant revenues and sustained profitability;
●	impairment of goodwill and long-lived assets;
●	changes in customer demand;
●	our ability to develop our brands cost-effectively, to attract new customers and retain customers on a cost-effective basis;
●	our ability to compete in the markets in which our websites participate;
●	our ability to make strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
●	our ability to continue to successfully manage our websites on a combined basis;
●	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
●	our market position and market conditions, including the effects of government policies, tariffs and trade barriers;
●	the occurrence of hostilities, political instability or catastrophic events and wars;
●	our ability to maintain the listing or trading of our common stock and warrants on the NASDAQ Capital Market and the potential impact on our business if we fail to do so;
●	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment;
●	risks related to, and the costs associated with, environmental, social and governance (ESG) matters, including the scope and pace of related rulemaking activity;
●	other risks to which our Company is subject; and
●	other factors beyond the Company’s control.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Part I Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1.A “Risk Factors” in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1. FINANCIAL STATEMENTS.

Onfolio Holdings Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
Assets	(Unaudited)

Current Assets:
Cash	$666,115	$476,874
Accounts receivable, net	688,763	755,804
Inventory	47,027	65,876
Prepaids and other current assets	200,763	138,007
Total Current Assets	1,602,668	1,436,561

Intangible assets, net	3,022,099	3,323,211
Goodwill	4,203,145	4,210,557
Fixed Assets , net	4,707	5,135
Due from related party	128,385	126,530
Investment in unconsolidated joint ventures, cost method	213,007	213,007
Investment in unconsolidated joint ventures, equity method	269,140	268,231
Other assets	3,495	9,465

Total Assets	$9,446,646	$9,592,697
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and other current liabilities	$1,018,752	$969,068
Dividends payable	105,468	100,797
Notes payable, current	136,010	312,634
Notes payable – related parties, current	390,000	790,000
Contingent consideration	308,943	981,591
Deferred revenue	654,971	589,913
Total Current Liabilities	2,614,144	3,744,003

Notes payable	790,000	450,000
Notes payable - related parties	1,049,000	1,049,000
Total Liabilities	4,453,144	5,243,003

Commitments and Contingencies (Note13)

Stockholders' Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 165,260 and 134,460 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	165	134
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,127,395 issued and outstanding at March 31, 2025 and December 31, 2024	5,128	5,128
Additional paid-in capital	23,459,650	22,316,751
Accumulated other comprehensive income	97,152	68,105
Accumulated deficit	(19,976,595)	(19,078,287)
Total Onfolio Inc. stockholders’ equity	3,585,500	3,311,831
Non-Controlling Interests	1,408,002	1,037,863
Total Stockholders' Equity	4,993,502	4,349,694

Total Liabilities and Stockholders' Equity	$9,446,646	$9,592,697

 The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenue, services	$1,796,595	$723,551
Revenue, product sales	1,015,348	863,351
Total Revenue	2,811,943	1,586,902

Cost of revenue, services	1,016,860	366,706
Cost of revenue, product sales	87,963	215,860
Total cost of revenue	1,104,823	582,566

Gross profit	1,707,120	1,004,336

Operating expenses
Selling, general and administrative	2,221,346	1,185,184
Professional fees	237,905	180,190
Acquisition costs	33,410	94,341
Total operating expenses	2,492,661	1,459,715

Loss from operations	(785,541)	(455,379)

Other income (expense)
Equity method income (loss)	909	(5,154)
Dividend income	2,250	-
Interest income (expense), net	(100,720)	(17,720)
Other income	4,983	427
Change in fair value of contingent consideration	54,173	-
Total other income (expense)	(38,405)	(22,447)

Loss before income taxes	(823,946)	(477,826)

Income tax (provision) benefit	17,518	-

Net loss	(806,428)	(477,826)

Net loss attributable to noncontrolling interest	12,041	664
Net loss attributable to Onfolio Holdings Inc.	(794,387)	(477,162)

Preferred Dividends	(103,921)	(81,645)
Net loss to common shareholders	$(898,308)	$(558,807)

Net loss per common shareholder
Basic and diluted	$(0.18)	$(0.11)

Weighted average shares outstanding
Basic and diluted	5,127,395	5,107,395

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
							Accumulated
	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated	Other Comprehensive	Non Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance, December 31, 2024	134,460	$134	5,127,395	$5,128	$22,316,751	$(19,078,287)	$68,105	$1,037,863	$4,349,694

Sale of preferred stock for cash	28,000	28	-	-	699,972	-	-	-	700,000
Preferred stock and common stock options issued for payment of contingent consideration	2,800	3	-	-	169,997	-	-	-	170,000
Stock-based compensation	-	-	-	-	272,930	-	-	-	272,930
Non-controlling interest investment for payment of note payable	-	-	-	-	-	-	-	400,000	400,000
Preferred dividends	-	-	-	-	-	(103,921)	-	-	(103,921)
Foreign currency translation	-	-	-	-	-	-	29,047	-	29,047
Distributions to non-controlling interest	-	-	-	--	-	-	-	(17,820)	(17,820)
Net loss	-	-	-	-	-	(794,387)	-	(12,041)	(806,428)

Balance, March 31, 2025	165,260	$165	5,127,395	$5,128	$23,459,650	$(19,976,595)	$97,152	$1,408,002	$4,993,502

Balance, December 31, 2023	92,260	$93	5,107,395	$5,108	$21,107,311	$(16,957,854)	$182,465	$-	$4,337,123

Acquisition of Business	17,000	17	-	-	484,983	-	-	126,000	611,000
Sale of preferred stock for cash	400	-	-	-	10,000	-	-	-	10,000
Stock-based compensation	-	-	-	-	17,887	-	-	-	17,887
Preferred dividends	-	-	-	-	-	(81,645)	-	-	(81,645)
Foreign currency translation	-	-	-	-	-	-	(39,134)	-	(39,134)
Net loss	-	-	-	-	-	(477,162)	-	(664)	(477,826)

Balance, March 31, 2024	109,660	$110	5,107,395	$5,108	$21,620,181	$(17,516,661)	$143,331	$125,336	$4,377,405

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
Cash Flows from Operating Activities
Net loss	$(806,428)	$(477,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	272,930	17,887
Equity method (income)/loss	(909)	5,154
Amortization of intangible assets	301,112	125,219
Depreciation expense	428	-
Change in fair value of contingent consideration	(54,173)	-
Net change in:
Accounts receivable	67,041	(33,681)
Inventory	18,849	117
Prepaids and other current assets	(56,786)	(81,328)
Accounts payable and other current liabilities	49,684	(33,390)
Due to joint ventures	(1,855)	3,557
Deferred revenue	65,058	34,284
Due to related parties	-	9,000
Net cash used in operating activities	(145,049)	(431,007)

Cash Flows from Investing Activities
Cash paid for cost method investments	-	(10,000)
Cash paid to acquire businesses	-	(240,000)

Net cash used in investing activities	-	(250,000)

Cash Flows from Financing Activities
Proceeds from sale of Series A preferred stock	700,000	10,000
Payments of preferred dividends	(99,250)	(70,122)
Distributions to non-controlling interest holders	(17,820)	-
Proceeds from notes payable	-	350,000
Payments on note payables	(176,624)	(25,743)
Payments on contingent consideration	(108,475)
Net cash provided by financing activities	297,831	264,135

Effect of foreign currency translation	36,459	(35,612)

Net Change in Cash	189,241	(452,484)
Cash, Beginning of Period	476,874	982,261

Cash, End of Period	$666,115	$529,777

Cash Paid For:
Income Taxes	$-	$-
Interest	$77,259	$18,360

Supplemental Non-cash Disclosures
Preferred dividends accrued	$103,921	$81,645
Promissory notes issued for acquisitions	$-	$440,000
Preferred stock issued for acquisitions	$-	$425,000
Settlement of contingent consideration for note payable, preferred stock and stock options	$510,000	$-
Non-controlling interest issued for settlement of note payable	$400,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

Onfolio Holdings Inc. (“Company”) was incorporated on July 20, 2020 under the laws of Delaware to acquire and develop high-growth and profitable internet businesses. The Company primarily earns revenue through website management, advertising, and content placement on its online businesses, and product sales on certain sites. The Company owns multiple online businesses and manages online businesses on behalf of certain unconsolidated entities in which it holds equity interests. As described in “Note 4 –Segments Information”, we operate in two business segments: Business to Business (“B2B”) and Business to Consumer (“B2C).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2025 (the “Annual Report”). As previously disclosed in the Annual Report for the year ended December 31, 2024, the Company identified certain errors in its previously issued unaudited consolidated financial statements.  The Company assessed the materiality of the errors on all prior period financial statements and concluded they were not material to any prior annual or interim periods.  The Company corrected these errors by revising its unaudited interim financial information for the three months ended March 31, 2024 to correct for the impact of such errors. Refer to Note 1 of the Company’s Annual Report for additional discussion of the errors and related error corrections on the unaudited quarterly financial statements. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, Onfolio Management, LLC, WP Folio, LLC, Proofread Anywhere, LLC, Contentellect, LLC, SEO Butler Limited, and DealPipe, LLC. The Company also maintains majority ownership in DDS Rank, LLC, RevenueZen, LLC, and Eastern Standard, LLC which are owned 66%, 88%, and 53% respectively, by the Company as of March 31, 2025. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company, through its subsidiary RevenueZen, LLC, is the manager of CliAcquire, LLC (“CliAcquire”). The Company holds a 5% members interest in CliAcquire and will receive profit distributions based on its membership interest. The Company can be removed as manager of CliAcquire through a supermajority vote of the members. The Company determined that the investment in CliAcquire will be accounted for as a cost method investment.

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

The following table presented disaggregated revenue information for the three months ended March 31, 2025 and 2024:

	For the Three Months ended March 31,
	2025	2024
Website management	$941,465	$24,000
Advertising and content revenue	855,130	699,551
Product sales	87,528	176,068
Digital Product Sales	927,820	687,283
Total revenue	$2,811,943	$1,586,902

The Company does not have any single customer that accounted for greater than 10% of revenue during the three months ended March 31, 2025 and 2024.

Cost of Revenue

Cost of product revenue consists primarily of costs associated with the acquisition and shipment of products being sold through the Company’s online marketplaces.

Cost of Service revenue which includes website content creation costs including contract labor, domain and hosting costs and certain software costs related to website operations.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, including 776,360 stock options and 6,119,863 warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

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

Expected Dividends.We have never declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

Expected Volatility.The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted. We determine the expected volatility solely based upon the historical volatility of a peer group of companies of similar size and with similar operations.

Risk-Free Interest Rate.The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Expected Term.The expected life of stock options granted is based on the actual vesting date and the end of the contractual term.

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

Advertising

The Company expenses advertising costs as they are incurred. Advertising costs were $653,753 and $326,231 for the three months ended March 31, 2025 and 2024, respectively.

Reclassifications

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2025, the  Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However, there is no assurance of additional funding being available.

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

B2B

Our B2B segment includes the results of operations of Eastern Standard, RevenueZen, DDS Rank, SEO Butler, Contentellect, and DealPipe. These entities share similar characteristics such as customers being businesses, and being primarily service-related revenue.

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

Summary Operating Results

Sales, cost of sales and operating profit for each of our business segments were as follows (in millions):

	For the Three Months Ended March 31, 2025
	B2B	B2C	CORPORATE	Total

Revenue, services	$1,693,914	$102,681	$-	$1,796,595
Revenue, product sales	-	1,015,348	-	1,015,348
Total Revenue	1,693,914	1,118,029	-	2,811,943

Cost of revenue, services	982,352	34,508	-	1,016,860
Cost of revenue, product sales	-	87,963	-	87,963
Total cost of revenue	982,352	122,471	-	1,104,823

Gross profit	711,562	995,558	-	1,707,120

Operating expenses
Selling, general and administrative	746,481	757,102	717,763	2,221,346
Professional fees	15,626	10,298	211,981	237,905
Acquisition costs	-	-	33,410	33,410
Total operating expenses	762,107	767,400	963,154	2,492,661

Income (loss) from operations	$(50,545)	$228,158	$(963,154)	$(785,541)

	For the Three Months Ended March 31, 2024
	B2B	B2C	CORPORATE	Total

Revenue, services	$678,122	$45,429	$-	$723,551
Revenue, product sales	-	863,351	-	863,351
Total Revenue	678,122	908,780	-	1,586,902

Cost of revenue, services	360,930	5,776	-	366,706
Cost of revenue, product sales	-	215,860	-	215,860
Total cost of revenue	360,930	221,636	-	582,566

Gross profit	317,192	687,144	-	1,004,336

Operating expenses
Selling, general and administrative	178,040	520,077	487,067	1,185,184
Professional fees	11,927	13,308	154,955	180,190
Acquisition costs	-	-	94,341	94,341
Total operating expenses	189,967	533,385	736,363	1,459,715

Loss from operations	$127,225	$153,759	$(736,363)	$(455,379)

Included within Selling, general and administrative is intangible asset amortization expense of $301,112 for the B2B segment and $0 for the B2C segment for the three months ended March 31, 2025. Intangible asset amortization expense of $70,858 for the B2B segment and $54,361 for the B2C segment was included for the three months ended March 31, 2024.

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

Assets

Total assets for each of our business segments were as follows:

	As of March 31, 2025	As of December 31, 2024
B2B	$6,345,492	$6,495,983
B2C	2,177,646	2,097,863
Total business segment assets	8,523,138	8,593,846
Corporate assets	923,508	998,851
Total Assets	$9,446,646	$9,592,697

Corporate assets primarily include cash and cash equivalents, and investments in unconsolidated joint ventures. During the three months ended March 31, 2025, the Company incurred no reportable capital expenditures or additions to goodwill related to its segments.

NOTE 5 – BUSINESS ACQUISITIONS

DDS Rank

On June 6, 2024, SEO Marketing, Inc (dba DDS Rank) (“DDS Rank” or the “Acquired Business”) and DDS Rank LLC (“DDS Rank Delaware”), a subsidiary of the Company entered into and closed an asset purchase agreement (the "DDS Asset Purchase Agreement"), for the purchase by the Company of the Acquired Business.

Pursuant to the DDS Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, DDS Rank agreed to sell to the Company the Acquired Business, all as more fully described in the DDS Asset Purchase Agreement. The aggregate purchase price for the Acquired Business was $600,000, consisting of $200,000 in cash paid by OA SPV at closing, $200,000 in Company Series A preferred stock, and a $200,000 7% interest only secured promissory note made by DDS Rank Delaware due June 6, 2026 (the “DDS Promissory Note”).

The transaction closed on June 24, 2024, when consideration was transferred by the Company and control was obtained by the Company and was accounted for as a business combination under ASC 805.

The aggregate fair value of consideration for the DDS Rank acquisition was as follows:

Purchase Price:
Amount
Cash paid to seller	200,000
Notes payable issued to seller	200,000
Series A preferred stock issued to seller	200,000
Total purchase consideration	$600,000

The following information summarizes the allocation of the fair values assigned to the assets acquired at the acquisition date:

Purchase Price Allocation
Developed technology	$90,000
Customer relationships	360,000
Trademarks and Trade Names	120,000
Non-Compete agreement	30,000
Net assets acquired	$600,000

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

Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, Eastern Standard Pennsylvania agreed to sell to Eastern Standard Delaware the Acquired Business, all as more fully described in the Asset Purchase Agreement. The aggregate purchase price for the Acquired Business is $2,160,000. As of the closing, the Company owned 70% of Eastern Standard Delaware in exchange for $1,250,000 payable pursuant to two secured promissory notes which are guaranteed by the Company, and $410,000 of the Company’s Series A preferred stock. The entities comprising the Company’s special purpose vehicle funding program owns an aggregate of 20% of Eastern Standard Delaware in exchange for $500,000 payable in cash. Eastern Standard Pennsylvania owns a 10% roll-over equity interest in Eastern Standard Delaware.

The transaction closed on October 18, 2024, when consideration was transferred by Onfolio and control was obtained by Onfolio and will be accounted for as a business combination under ASC 805.

The aggregate fair value of consideration for the Eastern Standard acquisition was as follows:

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

 Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three months ended March 31, 2024 as  if the Eastern Standard and DDS Rank acquisitions occurred on January 1, 2024. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

Three Months ended March 31,
2024
Revenue	$2,879,342
Operating loss	(274,057)
Net loss	(323,636)
Net loss per common share	$(0.08)
Weighted Average common shares outstanding	5,107,395

NOTE 6 – INVESTMENTS IN JOINT VENTURES

The Company holds various investments in certain joint ventures as described below.

Cost method investments

OnFolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV I and has operational and financial decision-making authority. The manager of JV I can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 10.91% interest from existing owners for $52,500 in cash, bringing its total equity interest to 13.65%. The management fee to the Company described above was waived for fiscal year ended December 31, 2024 and through the three months ended March 31, 2025, due to lower operating results of JV I.

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision-making authority. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest. Additionally, during the year ending December 31, 2020, the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II during the year ended December 31, 2022. The management fee to the Company described above was waived for fiscal year ended December 31, 2024 and through the three months ended March 31, 2025, due  to lower operating results of JV II.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision-making authority. The manager of JV III can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV III for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV III investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 recognized during the year ended December 31, 2022 related to the cost basis of JV III. The management fee to the Company described above was reduced to $500 for fiscal year ended December 31, 2022 due to lower operating results of JV III. The management fee to the Company described above was waived for fiscal year ended December 31, 2024 and through the three months ended March 31, 2025 , due to lower operating results of JV III.

OnFolio Groupbuild 1 LLC (“Groupbuild”) was formed on April 22, 2020 under the laws of Delaware. The Company, as manager, is entitled to 20% of the profits of Groupbuild, and an annual management fee of $15,000. The Company was assigned a 20% interest, valued at $49,000 in Groupbuild by the Company’s CEO on August 1, 2020.

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

The balance sheet of JV IV at March 31, 2025 included total assets of $826,557 and total liabilities of $8,575.  The balance sheet of JV IV at December 31, 2024 included total assets of $842,594 and total liabilities of $27,153. Additionally, the income statement for JV IV for the three months ended March 31, 2025 and 2024 included the following:

	Three Months ended March 31,
	2025	2024
Revenue	$3,385	$4,529
Net income (loss)	2,540	(14,398

The Company recognized equity method income (loss) of $909 and $(5,154) during the three months ended March 31, 2025 and 2024, respectively, and received dividends from JV IV of $2,250 and $0, respectively, which were accounted for as returns on investment.

NOTE 7 – INTANGIBLE ASSETS

The following table represents the balances of intangible assets as of March 31, 2025 and December 31, 2024:

	Estimated life	March 31, 2025	December 31, 2024
Website Domains	Indefinite	$297,323	$297,323
Website Domains	4 years	497,500	497,500
Customer relationships	4-6 years	2,081,148	2,081,148
Trademarks and Tradenames	10 years	1,120,000	1,120,000
Non-compete agreements	3 years	252,500	252,500
		4,248,471	4,248,471
Accumulated Amortization - Website domains		(157,040)	(125,946)
Accumulated Amortization - Customer Relationships		(844,638)	(626,994)
Accumulated Amortization - Trademarks / Tradenames		(109,834)	(81,834)
Accumulated Amortization - Non-Compete		(114,860)	(90,486)
Net Intangible		$3,022,099	$3,323,211

For the three months ended March 31, 2025 and 2024, the Company recognized $301,112 and $125,219, respectively, of amortization expense related to intangible assets.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of March 31, 2025:

For the year ended December 31, schedule of annual expected amortization expense	Amount

2025 (9 months remaining)	$898,337
2026	706,907
2027	297,156
2028	375,125
Thereafter	447,250
Total remaining intangibles amortization	$2,724,775

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s authorized preferred stock consists of 5,000,000 shares of preferred stock, with a par value of $0.001 per share. On November 20, 2020, the Company designated 1,000,000 shares of Series A preferred stock. The Series A preferred stock has a liquidation preference to all other securities, a liquidation value of $25 per share, receives cumulative dividends payable in cash of 12% per year, payable monthly. The Series A preferred stock does not have voting rights, except that the Company may not: 1) create any additional class or series of stock, nor any security convertible into stock of the Company; 2) modify the Series A preferred stock designation; 3) initiate and dividend outside of without approval of at least two-thirds of the holders of the Series A preferred stock. The Company has the right, but not obligation to redeem the Series A preferred stock beginning January 1, 2026, at the liquidation value per share plus any unpaid dividends.

On February 28, 2025, the Company issued $70,000 in Series A preferred stock to the sellers of RevenueZen as further discussed in Note 13.

During the three months ended March 31, 2025, the Company sold 28,000 shares of Series A preferred stock for $700,000.

During the three months ended March 31, 2025 and 2024, the Company recognized $103,921 and $81,645 in dividends to the Series A preferred stockholders, respectively, and made cash dividend payments of $99,250 and $70,122, respectively. As of March 31, 2025 and December 31, 2024, the Company has remaining unpaid dividends of $105,468 and $100,797, respectively.

As of March 31, 2025 and December 31, 2024, there were 165,260 and 134,460 Series A preferred stock outstanding, respectively.

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

Stock Options

On February 28, 2025, the Company issued 79,240 stock options to purchase shares of common stock to the sellers of RevenueZen as further discussed in Note 13. The stock options have an exercise price of $1.34, have a term of 10 years, and are vested immediately.

During the three months ended March 31, 2025, the Company awarded an aggregate of 120,000 common stock options to the non-employee directors of the Company, of which 60,000 vested immediately, and 20,000 per quarter thereafter until fully vested. In addition, the Company awarded 200,000 options to our CFO that vested immediately. The fair value of the stock options was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.97%; 3) volatility between 139.19% and 141.49% based on a group of peer group companies; and an expected term of five to ten years.

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2024	412,250	$0.65	$1.02
Granted	399,240	1.09	1.22
Exercised	-	-	-
Expired	(26,250)	(4.40)	(5.95)
Forfeited and cancelled	(8,880)	(0.26)	(1.38)
Outstanding at March 31, 2025	776,360	$1.09	$0.95
Exercisable at March 31, 2025	506,360	$1.03	$1.19

The weighted average remaining contractual life is approximately 9.20 years for stock options outstanding with $299,620 of intrinsic value of as of March 31, 2025. The Company recognized stock-based compensation of $272,930 and $17,887 during the three months ended March 31, 2025 and 2024, respectively. The Company has $63,013 additional compensation cost related to options that are expected to vest.

Common Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2024	6,199,863	$4.21	$5.01
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at March 31, 2025	6,199,863	$4.21	$5.01
Exercisable at March 31, 2025	6,199,863	$4.21	$5.01

The weighted average remaining contractual life is approximately 2.40 years for stock warrants outstanding with no intrinsic value of as of March 31, 2025.

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the joint ventures that it manages and receives funds on behalf of the joint ventures. As of March 31, 2025 and December 31, 2024, the balances due from the joint ventures were $91,391 and $89,536 included in non-current assets.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of March 31, 2025 and December 31, 2024, the Company was owed $36,994 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties . The above transactions were not arms-length transactions.

NOTE 10 – NOTES PAYABLE

On January 4, 2024, the Company entered into a promissory note as part of the acquisition of RevenueZen (the “RevenueZen Note”). The RevenueZen Note has the principal sum of $440,000, matures on December 31, 2025, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 11%. Upon the occurrence of an Event of Default (as defined in the RevenueZen Note), the interest rate automatically increases to the rate of 16% per annum. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the RevenueZen Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $4,033 per month and commencing on July 31, 2024 the Company shall make an interest only payment of $3,575 per month (ii) no later than June 30, 2024, the Company must make a payment of $50,000; and (iii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on December 31, 2025. The required $50,000 payment was made on July 2, 2024. As of March 31, 2025 the balance due on the RevenueZen Note was $390,000.

In January 2024, the Company entered into three separate promissory notes for aggregate principal of $250,000 and received cash proceeds of $250,000. The notes mature on the two-year anniversary of the Company using the funds received for the acquisition of a business, which occurred in January 2024, and carry a 15% interest rate on the outstanding principal balance of, and all other sums owing under, the loan amounts of the notes. As of March 31, 2025 the balance due on the notes was $250,000.

On April 1, 2024 the Company received proceeds of $200,000 under note payable agreements from OA SPV, under note payable agreements from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is April 1, 2027. On February 26, 2025 the notes payable was modified to bear a 15% interest rate, calculated on the outstanding principal amount. Interest shall accrue annually and be payable at the end of each fiscal quarter in accordance with the profitability and cash flow of the Company’s wholly-owned subsidiaries, as agreed upon by both parties. The Company repaid $1,000 of the funds advanced. As of March 31, 2025 the balance due on the advance was $199,000 and is classified under Notes payable – related parties, on the balance sheet.

On June 6, 2024, the Company entered into a promissory note as part of the acquisition of DDS Rank (the “DDS Rank Note”). The DDS Rank Note has the principal sum of $200,000, matures on June 6, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 7%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the DDS Rank Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $1,167 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on June 6, 2026. As of March 31, 2025 the balance due on the DDS Rank Note was $200,000.

On October 1, 2024, the Company entered into a promissory Note as part of the acquisition of Eastern Standard (the “Eastern Standard Short-Term Note”). The Eastern Standard Short-Term Note has the principal sum of $400,000, matures on February 1, 2025, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 8%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the Eastern Standard Short Term Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $2,667 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on February 1, 2025. On February 1, 2025, OA SPV repaid the balance owed on the Eastern Standard Short-Term Note in exchange for an additional equity interest of 16% in Eastern Standard.

In addition, on October 1, 2024, the Company entered into a promissory note as part of the acquisition of Eastern Standard (the “Eastern Standard Note”). The Eastern Standard Note has the principal sum of $850,000, matures on October 1, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 8%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the Eastern Standard Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $5,667 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on October 1, 2026. As of March 31, 2025, the balance due on the Eastern Standard Note was $850,000, which is classified under Notes payable – related parties, on the balance sheet.

On February 28, 2025, the Company issued a promissory note for $340,000 to the RevenueZen Sellers in connection with the earn-out payment as discussed in Note 13. The promissory note has a term of 60 months and accrues interest at 19%.

At various times the Company enters into short-term financing agreements with payment service providers who provide cash proceeds. The Company will repay the principal balance based on a percentage of its daily sales processed through the service provider until the total principal is repaid, based on the repayment terms in the agreement which is generally less than one year. The following table shows the outstanding balances of these lenders as of March 31, 2025:

Borrowing Entity	Origination Date	Interest rate	Original cash advanced	Balance as of March 31, 2025
Proofread Anywhere	August 24, 2024	13.4%	$250,000	$15,297
Vital Reaction	October 31, 2024	13%	$83,000	$67,919
Contentellect	November 18, 2024	9.79%	$44,700	$26,594
SEO Butler	November 18, 2024	9.91%	$21,650	$8,877

Total balance as of March 31, 2025				$118,687

The following summarizes the Company’s maturities of debt instruments:

Principal
Fiscal year ended:
December 31, 2025	$558,971
December 31, 2026	1,351,863
December 31, 2027	261,622
December 31, 2028	75,613
December 31, 2029 and thereafter	116,941
Total	$2,365,010

NOTE 11 – DEFERRED REVENUE

Deferred revenue as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Website design and implementation	$503,320	$451,683
Website management	85,748	72,237
Advertising and content services	65,903	65,993
Total deferred revenue	$654,971	$589,913

Changes in the balance of deferred revenue for the periods presented are as follows:

Deferred Revenue
Balance as of December 31, 2024	$589,913
Billings for the period	1,861,653
Revenue recognized	(1,796,595)
Balance as of March 31, 2025	$654,971

The transaction price from revenue transactions allocated to unsatisfied performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $654,971 in deferred revenue and $771,918 in backlog. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $589,913 in deferred revenue and $1,071,098 in backlog.

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

 NOTE 12 – CONTRACTS IN PROCESS

The net unbilled accounts receivables (deferred revenues) position for contracts in process, related to the website design and implementation services, consisted of the following:

	March 31,	December 31,
	2025	2024
Costs on uncompleted contracts	$744,338	$624,865
Estimated earnings	694,897	712,658
Total costs and estimated profits on uncompleted contracts	1,439,235	1,337,523
Add: unbilled amounts on completed contracts	20,000	7,000
Less: Progress billings	(1,928,766)	(1,703,630)
Unbilled accounts receivables (deferred revenues), net	$(469,531)	$(359,107)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	March 31, 2025	December 31, 2024
Unbilled accounts receivable costs and estimated earnings in excess of billings on uncompleted contracts	$33,789	$92,576
Deferred revenues - Billings in excess of costs and estimated earnings on uncompleted contracts	(503,320)	(451,683)
Unbilled accounts receivables (deferred revenues), net	$(469,531)	$(359,107)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

On October 3, 2022, the Company entered into an Asset Purchase Agreement (“Hoang Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“Hoang”) for the purchase of the BWPS business. Pursuant to the Hoang Asset Purchase Agreement, the Company is to pay Hoang up to $60,000 in cash pursuant to the earn-out provisions of the Hoang Asset Purchase Agreement. The earn-out provisions were defined as follows, upon completion of the Closing and within three (3) years thereafter ("Earn-out Period" ends 10/3/2025), Hoang shall be eligible for two additional cash payments (i) if in any calendar month, the monthly gross revenue generated by the BWPS business is US$47,500 or more, then the buyer shall pay Hoang a one-time payment of US$30,000 (“Earn-out Payment 1”), payable within thirty days of the Earn-out Payment 1 being earned and (ii) if in any calendar month, the monthly gross revenue generated by the BWPS Business is US$52,000 or more, then the buyer shall pay Hoang a one-time payment of US$30,000 (“Earn-out Payment 2”), payable within thirty days of the Earn-out Payment 2 being earned. As of March 31, 2025, no payments have been made pursuant to the earn-out provision.

On January 1, 2024, the Company entered into the RevenueZen Asset Purchase Agreement, and subject to the terms and conditions contained therein, at the closing, the Company agreed to pay additional earn-out payments that could be paid to RevenueZen pursuant to the earn-out formula described in the RevenueZen Asset Purchase Agreement.

The earn-out formula specifies for a period of one year, if the SDE of the RevenueZen business exceeds $227,000, the sellers of RevenueZen Delaware would be entitled to receive an amount equal to three times the amount above $227,000 of SDE. Generally, SDE in this case is defined as gross revenue, less returns, discounts, and refunds and reduced by the cost of contractor payments, freelance copywriters, and payroll and benefits, consistent with the pre-acquisition business operation practices of the RevenueZen business, and for the sake of clarity exclude any payments, reimbursements, administrative charges, overhead charges, or other payments of any kind to the Company. The earn-out amount will include 20% of any revenues of the Company that are from any customers of RevenueZen Delaware. The Company has the option to pay any earn-out amount in cash or in shares of preferred stock of the Company. At the time of the closing of the acquisition, the Company had estimated the fair value of the earn-out to be $986,000. As of December 31, 2024, pursuant to the terms and calculations of the earn-out provision, management determined the final earn-out owed pursuant to the agreement is $680,662 resulting in a change in the fair value of the contingent consideration of $305,338.

On February 28, 2025, the Company and the RevenueZen sellers agreed to the final earn-out amount to be $682,000 and modified the payment terms to be paid with a cash payment of $72,000, $100,000 to be paid through profit sharing by using 30% of net operating income of RevenueZen, $100,000 in value for 79,240 stock options to purchase shares of common stock, $70,000 in Series A preferred stock, and $340,000 in a promissory note. The promissory note has a term of 60 months and accrues interest at 19%. The stock options have an exercise price of $1.34, have a term of 10 years, and vested immediately. As of March 31 , 2025 the Company estimated the remaining obligations owed under the revenue share obligation to be $100,000.

On April 1, 2024, the Company closed on its acquisition of certain customers from First Page, and subject to the terms and conditions contained in the acquisition agreement, at the closing, the Company agreed to pay additional revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. On the date of acquisition, the Company estimated the fair value of the revenue share to be $343,148. During the three months ended March 31, 2025, the Company paid $36,475 to the seller of First Page pursuant to the revenue share provisions. As of March 31, 2025, the Company estimated the remaining obligations owed under the revenue share provisions to be $148,943 resulting in a change in the fair value of the continent consideration of $55,511.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated events through May 15, 2025, the date these financial statements were available for issuance, and noted no events requiring disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 16, 2025.

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

The first quarter of 2025 continued the positive trajectory we’ve been building over the past year, with strong performance across revenue, gross profit, operational efficiency and organic growth. Revenue for the quarter reached $2.8M, up from $1.5M in the same period last year, signifying an 87% increase. Notably, February marked the first time we crossed $1M in monthly revenue.

Cash used in operations decreased to $145k, compared to $431k in Q1 2024, reflecting improvements in both operational discipline and revenue contribution. Our cash balance also increased approximately 40% year-over-year, supported by a successful preferred share raise during Q1, which further strengthened our financial position.

While our net loss increased from $477k in Q1 2024, to $806k in Q1 2025, $272k of this was stock-based-compensation, most of which was a one-time expense, as well as $175k in higher amortization expense compared to the prior year. Taking these non-cash increases into account, our net loss improved year-on-year.

Further, in Q1 we continued our work on reducing costs across both the portfolio and the parent company. In addition to further operational streamlining, we identified several opportunities to merge functions, and facilitate cross-selling across the portfolio.

We are also seeing organic revenue growth at several of our key properties, and we believe this momentum moves us further towards monthly profitability as we move deeper into 2025.

On the acquisition front, we continue to maintain a strong acquisition pipeline, and are actively working towards completing new transactions.

Management remains committed to continuous improvement and achieving profitability by focusing on executing our strategy with discipline, improving our financial performance and completing accretive acquisitions.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors at a portfolio company level:

•	our ability to acquire new customers or retain existing customers and grow revenue;

•	our ability to offer competitive product pricing and control expenses;

•	our ability to broaden product offerings;

•	industry demand and competition;

•	our ability to leverage technology and use and develop efficient processes;

•	our ability to attract and retain talented employees;

•	our ability to identify and acquire companies at reasonable prices and terms;

•	our ability to reduce and control corporate overhead; and

•	Our market position and market conditions, including the effects of government policies, tariffs and trade barriers.

Results of Operations

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

The Company reported a net loss of $806,428 for the three months ended March 31, 2025 compared to a net loss of $477,826 for the three months ended March 31, 2024. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Quarter Ended March 31,		$ Change from prior	% Change from prior
	2025	2024	Year	year
Revenue, services	$1,796,595	$723,551	$1,073,044	148%
Revenue, product sales	1,015,348	863,351	151,997	18%
Total Revenue	$2,811,943	$1,586,902	1,225,041	77%

Revenue increased by $1,225,041, or 77% for the three months ended March 31, 2025 compared to 2024. The increase is primarily due to revenue from our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $917,500 and our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024, which increased revenue by approximately $52,500. In addition, our digital product sales increased by approximately $230,000 under our Proofread anywhere subsidiary as a result of a change in business marketing strategy.

Cost of Revenue

	For the Quarter Ended March 31,		$ Change from	% Change from
	2025	2024	prior year	prior year
Cost of revenue, services	$1,016,860	$366,706	$650,154	177%
Cost of revenue, product sales	87,963	215,860	(127,897)	(59)%
Total Cost of Revenue	1,104,823	582,566	522,257	90%

Cost of revenue increased by $522,257, or 90% due to the Company’s recent acquisitions which increased cost of service revenue, partially offset by a reduction in cost of product sales revenue. This reduction was driven by a strategic shift in the Company’s marketing approach for certain subsidiaries, emphasizing advertising (recorded under operating expenses), and reducing reliance on affiliate sales (recorded under cost of revenue). Lower product sales from the Mighty Deals and Vital Reaction subsidiaries also contributed to the offset. The Company’s gross profit margins decreased slightly in the current period compared to the prior period. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses increased by $1,036,163, or 87% during the three months ended March 31, 2025 compared to 2024. The increase was primarily due to an increase in advertising and marketing costs of $328,000, an increase in stock-based compensation expense of $255,000, increase in contractor and compensation costs of $142,000, increase in other general and administrative costs of $135,000, including travel and merchant fees, and an increase in amortization expenses of $176,000 associated with the acquired intangible assets not present in the comparable period.

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

Professional Fees and Acquisition Costs

Professional fees increased by $57,715, or 32% during the three months ended March 31, 2025 compared to 2024 primarily due to increased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $33,410 in acquisition costs during the three months ended March 31, 2025 compared to $94,341 during 2024, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other expense was $38,405 during the three months ended March 31, 2025, compared to other expense of $22,447 during 2024. The increase in other income was driven by an increase in interest expense from increased loan balances.

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

Selected Financial Data by Business Segment

Net sales and operating profit of the Company’s business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Sales, cost of sales and operating profit for each of our business segments were as follows:

	For the Three Months ended March 31,
	2025	2024
Revenue
B2B	$1,693,914	$678,122
B2C	1,118,029	908,780
Total revenue	$2,811,943	$1,586,902

Cost of Sales
B2B	$1,016,860	$360,930
B2C	87,963	221,636
Total Cost of Sales	$1,104,823	$582,566

Operating income (loss)
B2B	$(50,545)	$127,225
B2C	228,158	153,759
Total business segment operating income (loss)	177,613	280,984
Unallocated items	(985,553)	(736,363)
Total consolidated operating income (loss)	$(807,940)	$(455,379)

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

B2B

Our B2B segment includes the results of operations of Eastern Standard, RevenueZen, DDS Rank, SEO Butler, Contentellect, and DealPipe. These entities share similar characteristics such as customers being businesses and being primarily service-related revenue.

B2B revenue increased by $1,015,792 or 150% during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily due to revenue from our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024, which increased revenue by approximately $52,500, and our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $917,500.

B2B total operating income decreased by $177,770 or 140% during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was a result of the increased revenue and gross profit offset by the increase in intangible asset amortization for the newly acquired businesses in the year ended 2024.

B2C

Our B2C segment includes the results of operations of Proofread Anywhere, Onfolio Assets, Mighty Deals, and Vital Reaction. These entities share characteristics such as the end customers being individual consumers, and sales being more focused on product sales, including digital sales.

B2C revenue increased by $209,249 or 23% during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily due to an increase in digital product sales within the Company’s Proofread Anywhere subsidiary.

B2C incurred total operating income of $228,158 during the three months ended March 31, 2025 compared to an operating income of $153,759 during the three months ended March 31, 2024, primarily due to the increase in sales from the Proofread Anywhere subsidiary.

Liquidity and Capital Resources

Our primary source of operating cash inflows are payments from portfolio companies. In addition, the Company has raised $1,300,000 pursuant to a private offerings of Series A preferred stock through March 31, 2025, $618,000 in notes payable and repaid $2,164,498 on its acquisition notes.

Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. Accordingly, management and our auditor have concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on April 16, 2025 were prepared on a going concern basis, and contemplated the realization of assets and satisfaction of liabilities in the ordinary course of business. We believe that our cash and cash equivalents as of March 31, 2025, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Cash used in operating activities

Net cash used in operating activities was $145,049 and $431,007 for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily from the increase in revenues and decreased general and administrative costs as the Company expanded its operations through its business acquisitions in the past year.

Cash used in investing activities

Net cash used in investing activities was $0 and $250,000 for the three months ended March 31, 2025 and 2024, respectively. The cash used in investing activities was primarily for the purchase of businesses in the prior period and additional cost method investments.

Cash provided by financing activities

Cash flows provided by financing activities was $297,831 for the three months ended March 31, 2025 compared to cash provided by financing activities of $264,135 during the three months ended March 31, 2024. During the 2025 period, we received $700,000 in proceeds from sales of Series A preferred stock and we paid $99,250 in dividends to preferred stockholders, made payments totaling $176,624 on notes payable, made payments totaling $108,475 related to contingent consideration and made distributions totaling $17,820 to our non-controlling interest holders. During the 2024 period, we received $350,000 in proceeds from notes payable and we paid $70,122 in dividends to preferred stockholders and made payments totaling $25,743 on notes payable

Critical Accounting Policies

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

Contractual commitments

BWPS Business Acquisition: The Company may be required to pay up to $60,000 to Hoang Huu Thinh, contingent upon the BWPS business meeting certain monthly gross revenue targets within three years from the closing date. No earn-out payments have been made as of March 31, 2025. (See Note 13 for further details.)

RevenueZen Acquisition: The Company has determined the final amount obligated to pay to the sellers of RevenueZen, contingent upon the business achieving a specified gross profit threshold within one year to be $680,662.  On February 28, 2025, the Company and the RevenueZen sellers agreed to the final earn-out amount to be $682,000 and modified the payment terms to be paid with a cash payment of $72,000, $100,000 to be paid through profit sharing by using 30% of Net Operating Income, $100,000 in value for $79,240 stock options to purchase shares of common stock, $70,000 in Series A preferred stock, and $340,000 in a promissory note. The promissory note, has a term of 60 months and accrues interest at 19%. The stock options have an exercise price of $1.34, have a term of 10 years, and are vested immediately. As of March 31, 2025, the Company estimated the remaining obligations owed under the revenue share obligation to be $100,000,

First Page Acquisition: The Company agreed to pay a revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. As of March 31, 2025, the Company estimated the remaining obligations owed under the revenue share provisions to be $148,943 resulting in a change in the fair value of the continent consideration of $55,511.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because:

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

ITEM 1A. RISK FACTORS.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2024 Form 10-K, as filed with the SEC on April 16, 2025, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2024 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have incurred operating losses since our inception and we may continue to incur substantial operating losses for the foreseeable future.

We were incorporated on July 20, 2020, and have conducted operations since May 2019. We have incurred operating losses and experienced negative cash flow since our inception. We incurred a net loss of $1,773,942 for the year ended December 31, 2024 and 757,342 for the three months ended March 31, 2025. We anticipate that we will continue to incur operating losses through at least 2025.

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

As described in Note 3 of our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on April 16, 2025, our auditors have issued a going concern opinion on our December 31, 2024 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing, debt financing and/or related party advances, however there is no assurance of additional funding being available. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following is a summary of all securities that we have sold during the period covered by this report without registration under the Securities Act of 1933, as amended (the “Securities Act”):

During the three months ended March 31, 2025, our Company sold 28,000 shares of Series A preferred stock at $25 per share for total consideration of $700,000.

On February 28, 2025, in connection with an earnout payment related to our RevenueZen acquisition as discussed in Note 13, our Company issued 2,800 shares of Series A preferred stock valued at $70,000 ($25 per share).

All of the securities were offered and sold in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act and/or (i) Rule 506 of Regulation D promulgated thereunder; or (ii) Regulation S promulgated thereunder. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

ONFOLIO HOLDINGS INC.

Date: May 15, 2025	By:	/s/ Dominic Wells
Dominic Wells Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Adam Trainor
Adam Trainor Chief Financial Officer (Principal Financial and Accounting Officer)

