Form 10-Q
period 2025-06-30
Onfolio Holdings, Inc
filed 2025-08-14
CIK 1825452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of common stock outstanding as of August 14, 2025 was 5,127,396.

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

ITEM 1. FINANCIAL STATEMENTS.

Onfolio Holdings Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
Assets	(Unaudited)

Current Assets:
Cash	$514,259	$476,874
Accounts receivable, net	538,420	755,804
Inventory	29,540	65,876
Prepaids and other current assets	196,437	138,007
Total Current Assets	1,278,656	1,436,561

Intangible assets, net	2,720,986	3,323,211
Goodwill	4,203,145	4,210,557
Fixed Assets, net	4,279	5,135
Due from related party	130,804	126,530
Investment in unconsolidated joint ventures, cost method	213,007	213,007
Investment in unconsolidated joint ventures, equity method	268,998	268,231
Other assets	11,869	9,465

Total Assets	$8,831,744	$9,592,697
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and other current liabilities	$965,797	$969,068
Dividends payable	98,800	100,797
Notes payable, current	462,810	312,634
Notes payable – related parties, current	425,965	790,000
Contingent consideration	267,034	981,591
Deferred revenue	339,730	589,913
Total Current Liabilities	2,560,136	3,744,003

Notes payable	732,329	450,000
Notes payable - related parties	1,049,000	1,049,000
Total Liabilities	4,341,465	5,243,003

Commitments and Contingencies (Note 13)

Stockholders' Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 170,460 and 134,460 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	170	134
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,127,395 issued and outstanding at June 30, 2025 and December 31, 2024	5,128	5,128
Additional paid-in capital	23,615,658	22,316,751
Accumulated other comprehensive income	88,145	68,105
Accumulated deficit	(20,642,129)	(19,078,287)
Total Onfolio Inc. stockholders’ equity	3,066,972	3,311,831
Non-Controlling Interests	1,423,307	1,037,863
Total Stockholders' Equity	4,490,279	4,349,694

Total Liabilities and Stockholders' Equity	$8,831,744	$9,592,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenue, services	$2,062,603	$993,166	$3,859,198	$1,716,717
Revenue, product sales	1,085,606	733,433	2,100,954	1,596,784
Total Revenue	3,148,209	1,726,599	5,960,152	3,313,501

Cost of revenue, services	1,074,065	557,518	2,086,349	924,224
Cost of revenue, product sales	135,867	193,650	228,406	409,510
Total cost of revenue	1,209,932	751,168	2,314,755	1,333,734

Gross profit	1,938,277	975,431	3,645,397	1,979,767

Operating expenses
Selling, general and administrative	2,066,796	1,351,655	4,288,142	2,536,839
Professional fees	345,741	221,255	583,646	401,445
Acquisition costs	32,263	8,946	65,673	103,287
Total operating expenses	2,444,800	1,581,856	4,937,461	3,041,571

Loss from operations	(506,523)	(606,425)	(1,292,064)	(1,061,804)

Other income (expense)
Equity method income (loss)	(142)	(1,063)	767	(6,217)
Dividend income	7,671	-	9,921	-
Interest income (expense), net	(72,602)	(22,718)	(173,322)	(40,438)
Change in fair value of contingent consideration	16,539	-	70,712	-
Other income	20,746	1,163	25,729	1,590
Total other income	(27,788)	(22,618)	(66,193)	(45,065)

Loss before income taxes	(534,311)	(629,043)	(1,358,257)	(1,106,869)

Income tax (provision) benefit	(128)	-	17,390	-

Net loss	(534,439)	(629,043)	(1,340,867)	(1,106,869)
Net loss attributable to noncontrolling interest	(35,165)	1,254	(23,124)	1,918
Net loss attributable to Onfolio Holdings Inc.	(569,604)	(627,789)	(1,363,991)	(1,104,951)

Preferred Dividends	(95,930)	(84,468)	(199,851)	(166,113)
Net loss to common shareholders	$(665,534)	$(712,257)	$(1,563,842)	$(1,271,064)

Net loss per common shareholder
Basic and diluted	$(0.13)	$(0.14)	$(0.30)	$(0.25)

Weighted average shares outstanding
Basic and diluted	5,127,395	5,109,373	5,127,395	5,108,384

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Stockholders' Equity
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance, December 31, 2024	134,460	$134	5,127,395	$5,128	$22,316,751	$(19,078,287)	$68,105	$1,037,863	$4,349,694

Sale of preferred stock for cash	28,000	28	-	-	699,972	-	-	-	700,000
Preferred stock and common stock options issued for payment of contingent consideration	2,800	3	-	-	169,997	-	-	-	170,000
Stock-based compensation	-	-	-	-	272,930	-	-	-	272,930
Non-controlling interest investment for payment of note payable	-	-	-	-	-	-	-	400,000	400,000
Preferred dividends	-	-	-	-	-	(103,921)	-	-	(103,921)
Foreign currency translation	-	-	-	-	-	-	29,047	-	29,047
Distributions to non-controlling interest	-	-	-	-	-	-	-	(17,820)	(17,820)
Net loss	-	-	-	-	-	(794,387)	-	(12,041)	(806,428)

Balance, March 31, 2025	165,260	$165	5,127,395	$5,128	$23,459,650	$(19,976,595)	$97,152	$1,408,002	$4,993,502

Sale of preferred stock for cash	5,200	5	-	-	129,995	-	-	-	130,000
Stock-based compensation	-	-	-	-	26,013	-	-	-	26,013
Preferred dividends	-	-	-	-	-	(95,930)	-	-	(95,930)
Foreign currency translation	-	-	-	-	-	-	(9,007)	-	(9,007)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(19,860)	(19,860)
Net loss	-	-	-	-	-	(569,604)	-	35,165	(534,439)

Balance, June 30, 2025	170,460	$170	5,127,395	$5,128	$23,615,658	$(20,642,129)	$88,145	$1,423,307	$4,490,279

Balance, December 31, 2023	92,260	$93	5,107,395	$5,108	$21,107,311	$(16,957,854)	$182,465	$-	$4,337,123

Acquisition of Business	17,000	17	-	-	484,983	-	-	126,000	611,000
Sale of preferred stock for cash	400	-	-	-	10,000	-	-	-	10,000
Stock-based compensation	-	-	-	-	17,887	-	-	-	17,887
Preferred dividends	-	-	-	-	-	(81,645)	-	-	(81,645)
Foreign currency translation	-	-	-	-	-	-	(39,134)	-	(39,134)
Net loss	-	-	-	-	-	(477,162)	-	(664)	(477,826)

Balance, March 31, 2024	109,660	$110	5,107,395	$5,108	$21,620,181	$(17,516,661)	$143,331	$125,336	$4,377,405

Acquisition of Business	8,000	8	-	-	199,992	-	-	200,000	400,000
Stock-based compensation	-	-	-	-	27,510	-	-	-	27,510
Common stock issued for exercise of options	-	-	20,000	20	(20)	-	-	-	-
Preferred dividends	-	-	-	-	-	(84,468)	-	-	(84,468)
Foreign currency translation	-	-	-	-	-	-	15,778	-	15,778
Distribution to non-controlling interest	-	-	-	-	-	-	-	(3,600)	(3,600)
Net loss	-	-	-	-	-	(627,789)	-	(1,254)	(629,043)

Balance, June 30, 2024	117,660	$118	5,127,395	$5,128	$21,847,663	$(18,228,918)	$159,109	$320,482	$4,103,582

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc. Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

	2025	2024
Cash Flows from Operating Activities
Net loss	$(1,340,867)	$(1,106,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	298,943	45,397
Equity method (income)/loss	(767)	6,217
Amortization of intangible assets	602,225	250,437
Depreciation expense	856	-
Change in fair value of contingent consideration	(70,712)	-
Net change in:
Accounts receivable	217,384	(174,807)
Inventory	36,336	8,051
Prepaids and other current assets	(60,834)	(53,532)
Accounts payable and other current liabilities	(3,271)	209,661
Due to joint ventures	(4,274)	29,653
Deferred revenue	(250,183)	22,045
Net cash used in operating activities	(575,164)	(763,747)

Cash Flows from Investing Activities
Cash paid for cost method investments	-	(49,000)
Cash paid to acquire businesses	-	(255,000)

Net cash used in investing activities	-	(304,000)

Cash Flows from Financing Activities
Proceeds from sale of Series A preferred stock	830,000	10,000
Payments of preferred dividends	(201,848)	(151,035)
Distributions to non-controlling interest holders	(37,680)	(3,600)
Proceeds from notes payable	358,800	417,900
Payments on note payables	(266,295)	(56,516)
Proceeds from notes payable – related parties	35,965	200,000
Payments on note payables – related parties	-	(1,000)
Payments on contingent consideration	(133,845)	-
Net cash provided by financing activities	585,097	415,749

Effect of foreign currency translation	27,452	(20,238)

Net Change in Cash	37,385	(672,236)
Cash, Beginning of Period	476,874	982,261

Cash, End of Period	$514,259	$310,025

Cash Paid For:
Income Taxes	$-	$-
Interest	$122,733	$41,700

Supplemental Non-cash Disclosures
Preferred dividends accrued	$199,851	$166,113
Promissory notes issued for acquisitions	$-	$640,000
Preferred stock issued for acquisitions	$-	$625,000
Common stock issued for acquisition	$-	$60,000
Non-controlling interest issued for acquisition	$-	$126,000
Contingent consideration issued for acquisition	$-	$1,869,000
Settlement of contingent consideration for note payable, preferred stock and stock options	$510,000	$-
Non-controlling interest issued for settlement of note payable	$400,000	$-
Common stock issued for exercise of stock options	$-	$20

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND ORGANIZATION

Onfolio Holdings Inc. (“Company”) was incorporated on July 20, 2020 under the laws of Delaware to acquire and develop high-growth and profitable internet businesses. The Company primarily earns revenue through website management, advertising, and content placement on its online businesses, and product sales on certain sites. The Company owns multiple online businesses and manages online businesses on behalf of certain unconsolidated entities in which it holds equity interests. As described in “Note 4 –Segments Information”, we operate in two business segments: Business to Business (“B2B”) and Business to Consumer (“B2C”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2025 (the “Annual Report”). As previously disclosed in the Annual Report for the year ended December 31, 2024, the Company identified certain errors in its previously issued unaudited consolidated financial statements.  The Company assessed the materiality of the errors on all prior period financial statements and concluded they were not material to any prior annual or interim periods.  The Company corrected these errors by revising its unaudited interim financial information for the three and six months ended June 30, 2024 to correct for the impact of such errors.  Refer to Note 1 of the Company’s Annual Report for additional discussion of the errors and related error corrections on the unaudited quarterly financial statements. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, Onfolio Management, LLC, WP Folio, LLC, Proofread Anywhere, LLC, Contentellect, LLC, SEO Butler Limited, Pace Generative LLC, and DealPipe, LLC. The Company also maintains majority ownership in DDS Rank, LLC, RevenueZen, LLC, and Eastern Standard, LLC which are owned 66%, 88%, and 53% respectively, by the Company as of June 30, 2025. All intercompany transactions and balances have been eliminated in consolidation.

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

The following table presented disaggregated revenue information for the three and six months ended June 30, 2025 and 2024:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2025	2024	2025	2024
Website management	$1,274,529	$24,000	$2,215,994	$48,000
Advertising and content revenue	788,074	969,166	1,643,204	1,668,717
Product sales	121,629	149,288	209,157	314,226
Digital Product Sales	963,977	584,145	1,891,797	1,282,558
Total revenue	$3,148,209	$1,726,599	$5,960,152	$3,313,501

The Company does not have any single customer that accounted for greater than 10% of revenue during the three and six months ended June 30, 2025 and 2024.

Cost of Revenue

Cost of product revenue consists primarily of costs associated with the acquisition and shipment of products being sold through the Company’s online marketplaces.

Cost of Service revenue which includes website content creation costs including contract labor, domain and hosting costs and certain software costs related to website operations.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, including 781,860 stock options and 6,199,863 warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

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

Advertising

The Company expenses advertising costs as they are incurred. Advertising costs were $1,395,026 and $676,726 for the six months ended June 30, 2025 and 2024, respectively.

Reclassifications

Certain reclassifications have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company adopted this standard effective January 1, 2025, which did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2025, the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However, there is no assurance of additional funding being available.

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

B2B

Our B2B segment includes the results of operations of Eastern Standard, RevenueZen, DDS Rank, SEO Butler, Contentellect, Pace Generative, and DealPipe. These entities share similar characteristics such as customers being businesses, and being primarily service-related revenue.

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

Summary Operating Results

Sales, cost of sales and operating profit for each of our business segments were as follows:

	For the Three Months Ended June 30, 2025
	B2B	B2C	CORPORATE	Total

Revenue, services	$1,974,771	$87,832	$-	$2,062,603
Revenue, product sales	-	1,085,606	-	1,085,606
Total Revenue	1,974,771	1,173,438	-	3,148,209

Cost of revenue, services	1,052,778	16,711	-	1,069,489
Cost of revenue, product sales	-	140,443	-	140,443
Total cost of revenue	1,052,778	157,154	-	1,209,932

Gross profit	921,993	1,016,284	-	1,938,277

Operating expenses
Selling, general and administrative	837,015	857,502	372,279	2,066,796
Professional fees	14,805	8,521	322,415	345,741
Acquisition costs	-	-	32,263	32,263
Total operating expenses	851,820	866,023	726,957	2,444,800

Income (loss) from operations	$70,173	$150,261	$(726,957)	$(506,523)

	For the Six Months Ended June 30, 2025
	B2B	B2C	CORPORATE	Total

Revenue, services	$3,668,685	$190,513	$-	$3,859,198
Revenue, product sales	-	2,100,954	-	2,100,954
Total Revenue	3,668,685	2,291,467	-	5,960,152

Cost of revenue, services	2,035,130	51,219	-	2,086,349
Cost of revenue, product sales	-	228,406	-	228,406
Total cost of revenue	2,035,130	279,625	-	2,314,755

Gross profit	1,633,555	2,011,842	-	3,645,397

Operating expenses
Selling, general and administrative	1,583,496	1,614,604	1,090,043	4,288,143
Professional fees	30,431	18,819	534,396	583,646
Acquisition costs	-	-	65,673	65,673
Total operating expenses	1,613,927	1,633,423	1,690,112	4,937,462

Income (loss) from operations	$19,628	$378,419	$(1,690,112)	$(1,292,065)

	For the Three Months Ended June 30, 2024
	B2B	B2C	CORPORATE	Total

Revenue, services	$915,475	$77,691	$-	$993,166
Revenue, product sales	-	733,433	-	733,433
Total Revenue	915,475	811,124	-	1,726,599

Cost of revenue, services	550,269	7,249	-	557,518
Cost of revenue, product sales	-	193,650	-	193,650
Total cost of revenue	550,269	200,899	-	751,168

Gross profit	365,206	610,225	-	975,431

Operating expenses
Selling, general and administrative	277,825	538,158	535,672	1,351,655
Professional fees	12,918	9,961	198,376	221,255
Acquisition costs	-	-	8,946	8,946
Total operating expenses	290,743	548,119	742,994	1,581,856

Income (loss) from operations	$74,463	$62,106	$(742,994)	$(606,425)

	For the Six Months Ended June 30, 2024
	B2B	B2C	CORPORATE	Total

Revenue, services	$1,593,597	$123,120	$-	$1,716,717
Revenue, product sales	-	1,596,784	-	1,596,784
Total Revenue	1,593,597	1,719,904	-	3,313,501

Cost of revenue, services	911,199	13,025	-	924,224
Cost of revenue, product sales	-	409,510	-	409,510
Total cost of revenue	911,199	422,535	-	1,333,734

Gross profit	682,398	1,297,369	-	1,979,767

Operating expenses
Selling, general and administrative	455,865	1,058,235	1,022,739	2,536,839
Professional fees	24,845	23,269	353,331	401,445
Acquisition costs	-	-	103,287	103,287
Total operating expenses	480,710	1,081,504	1,479,357	3,041,571

Income (loss) from operations	$201,688	$215,865	$(1,479,357)	$(1,061,804)

Included within selling, general and administrative is intangible asset amortization expense of $301,113 for the B2B segment and $0 for the B2C segment for the three months ended June 30, 2025 and $602,225 for the B2B segment and $0 for the B2C segment for the six months ended June 30, 2025. Intangible asset amortization expense of $70,882 for the B2B segment and $54,336 for the B2C segment was included for the three months ended June 30, 2024 and $141,740 for the B2B segment and $108,697 for the B2C segment was included for the six months ended June 30, 2024.

Unallocated Items

Business segment operating profit excludes the other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, stock-based compensation expense, significant asset impairments, gains or losses from divestitures, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Corporate” between operating profit from our business segments and our consolidated operating profit.

Assets

Total assets for each of our business segments were as follows:

	As of June 30, 2025	As of December 31, 2024
B2B	$5,830,411	$6,495,983
B2C	2,127,401	2,097,863
Total business segment assets	7,957,812	8,593,846
Corporate assets	873,932	998,851
Total Assets	$8,831,744	$9,592,697

Corporate assets primarily include cash and cash equivalents, and investments in unconsolidated joint ventures. During the six months ended June 30, 2025, the Company incurred no reportable capital expenditures or additions to goodwill related to its segments.

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

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three and six months ended June 30, 2024 as if the Eastern Standard and DDS Rank acquisitions occurred on January 1, 2024. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended June 30,	Six Months Ended June 30
	2024	2024
Revenue	$2,945,040	$5,756,983
Operating income (loss)	410,049	(850,481)
Net income (loss)	292,044	(921,308)
Preferred dividends	(151,688)	(202,713)
Net income (loss) to common shareholders	140,356	(1,124,021)
Net income (loss) per common share	$0.03	(0.22)
Weighted Average common shares outstanding	5,110,195	5,108,384

NOTE 6 – INVESTMENTS IN JOINT VENTURES

The Company holds various investments in certain joint ventures as described below.

Cost method investments

OnFolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV I and has operational and financial decision-making authority. The manager of JV I can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 10.91% interest from existing owners for $52,500 in cash, bringing its total equity interest to 13.65%. The management fee to the Company described above was waived for fiscal year ended December 31, 2024 and through the six months ended June 30, 2025, due to lower operating results of JV I.

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision-making authority. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest. Additionally, during the year ending December 31, 2020, the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II during the year ended December 31, 2022. The management fee to the Company described above was waived for fiscal year ended December 31, 2024 and through the six months ended June 30, 2025, due to lower operating results of JV II.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision-making authority. The manager of JV III can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV III for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV III investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 recognized during the year ended December 31, 2022 related to the cost basis of JV III. The management fee to the Company described above was reduced to $500 for fiscal year ended December 31, 2022 due to lower operating results of JV III. The management fee to the Company described above was waived for fiscal year ended December 31, 2024 and through the six months ended June 30, 2025, due to lower operating results of JV III.

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

The balance sheet of JV IV at June 30, 2025 included total assets of $826,490 and total liabilities of $8,906.  The balance sheet of JV IV at December 31, 2024 included total assets of $842,594 and total liabilities of $27,153. Additionally, the income statement for JV IV for the three and six months ended June 30, 2025 and 2024 included the following:

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
Revenue	$867	$9,194	$4,252	$13,723
Net loss	(397)	(2,968)	2,143	(17,366)

The Company recognized equity method income (loss) of $767 and $(6,217) during the six months ended June 30, 2025 and 2024, respectively, and received dividends from JV IV of $2,250 and $0, respectively, which were accounted for as returns on investment.

NOTE 7 – INTANGIBLE ASSETS

The following table represents the balances of intangible assets as of June 30, 2025 and December 31, 2024:

	Estimated life	June 30, 2025	December 31, 2024
Website Domains	Indefinite	$297,323	$297,323
Website Domains	4 years	497,500	497,500
Customer relationships	4-6 years	2,081,148	2,081,148
Trademarks and Tradenames	10 years	1,120,000	1,120,000
Non-compete agreements	3 years	252,500	252,500
		4,248,471	4,248,471
Accumulated Amortization - Website domains		(188,133)	(125,946)
Accumulated Amortization - Customer Relationships		(1,062,281)	(626,994)
Accumulated Amortization - Trademarks / Tradenames		(137,834)	(81,834)
Accumulated Amortization - Non-Compete		(139,237)	(90,486)
Net Intangible		$2,720,986	$3,323,211

For the three months ended June 30, 2025 and 2024, the Company recognized $301,112 and $125,219, respectively, of amortization expense related to intangible assets. For the six months ended June 30, 2025 and 2024, the Company recognized $602,225 and $250,437, respectively, of amortization expense related to intangible assets.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of June 30, 2025:

For the year ended December 31, schedule of annual expected amortization expense	Amount

2025 (6 months remaining)	$597,225
2026	706,907
2027	297,156
2028	375,125
Thereafter	447,250
Total remaining intangibles amortization	$2,423,663

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s authorized preferred stock consists of 5,000,000 shares of preferred stock, with a par value of $0.001 per share. On November 20, 2020, the Company designated 1,000,000 shares of Series A preferred stock. The Series A preferred stock has a liquidation preference to all other securities, a liquidation value of $25 per share, receives cumulative dividends payable in cash of 12% per year, payable quarterly. The Series A preferred stock does not have voting rights, except that the Company may not: 1) create any additional class or series of stock, nor any security convertible into stock of the Company; 2) modify the Series A preferred stock designation; 3) initiate and dividend outside of without approval of at least two-thirds of the holders of the Series A preferred stock. The Company has the right, but not obligation to redeem the Series A preferred stock beginning January 1, 2026, at the liquidation value per share plus any unpaid dividends.

On February 28, 2025, the Company issued $70,000 in Series A preferred stock to the sellers of RevenueZen as further discussed in Note 13.

During the six months ended June 30, 2025, the Company sold 33,200 shares of Series A preferred stock for $830,000 in cash proceeds.

During the six months ended June 30, 2025 and 2024, the Company recognized $199,851 and $166,113 in dividends to the Series A preferred stockholders, respectively, and made cash dividend payments of $201,848 and $151,035, respectively. As of June 30, 2025 and December 31, 2024, the Company has remaining unpaid dividends of $98,800 and $100,797, respectively.

As of June 30, 2025 and December 31, 2024, there were 171,900 and 134,460 Series A preferred stock outstanding, respectively.

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

During the six months ended June 30, 2025, the Company awarded an aggregate of 120,000 common stock options to the non-employee directors of the Company, of which 60,000 vested immediately, and the remaining 60,000 vest on December 31, 2025. In addition, the Company awarded 200,000 options to our CFO that vested immediately. The fair value of the stock options was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.97%; 3) volatility between 139.19% and 141.49% based on a group of peer group companies; and an expected term of five to ten years.

During the six months ended June 30, 2025, the Company awarded 5,500 options to an outside consultant that vested immediately. The fair value of the stock options was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.87%; 3) volatility of 148.62% based on a group of peer group companies; and an expected term of three years.

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2024	412,250	$0.65	$1.02
Granted	404,740	1.09	1.22
Exercised	-	-	-
Expired	(26,250)	(4.40)	(5.95)
Forfeited and cancelled	(8,880)	(0.26)	(1.38)
Outstanding at June 30, 2025	781,860	$1.09	$0.95
Exercisable at June 30, 2025	511,860	$1.03	$1.19

The weighted average remaining contractual life is approximately 8.91 years for stock options outstanding with $150,300 of intrinsic value of as of June 30, 2025. The Company recognized stock-based compensation of $26,013 and $34,655 during the three months ended June 30, 2025 and 2024, respectively. The Company recognized stock-based compensation of $298,948 and $45,397 during the six months ended June 30, 2025 and 2024, respectively. The Company has $42,009 additional compensation cost related to options that are expected to vest.

Common Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2024	6,199,863	$4.21	$5.01
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at June 30, 2025	6,199,863	$4.21	$5.01
Exercisable at June 30, 2025	6,199,863	$4.21	$5.01

The weighted average remaining contractual life is approximately 2.15 years for stock warrants outstanding with no intrinsic value of as of June 30, 2025.

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the joint ventures that it manages and receives funds on behalf of the joint ventures. As of June 30, 2025 and December 31, 2024, the balances due from the joint ventures were $93,811 and $89,536 included in non-current assets.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of June 30, 2025 and December 31, 2024, the Company was owed $36,994 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties. The above transactions were not arms-length transactions.

NOTE 10 – NOTES PAYABLE

On January 4, 2024, the Company entered into a promissory note as part of the acquisition of RevenueZen (the “RevenueZen Note”). The RevenueZen Note has the principal sum of $440,000, matures on December 31, 2025, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 11%. Upon the occurrence of an Event of Default (as defined in the RevenueZen Note), the interest rate automatically increases to the rate of 16% per annum. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the RevenueZenNote and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $4,033 per month and commencing on July 31, 2024 the Company shall make an interest only payment of $3,575 per month (ii) no later than June 30, 2024, the Company must make a payment of $50,000; and (iii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on December 31, 2025. The required $50,000 payment was made on July 2, 2024. As of June 30, 2025 the balance due on the RevenueZen Note was $390,000.

In January 2024, the Company entered into three separate promissory notes for aggregate principal of $250,000 and received cash proceeds of $250,000. The notes mature on the two-year anniversary of the Company using the funds received for the acquisition of a business, which occurred in January 2024, and carry a 15% interest rate on the outstanding principal balance of, and all other sums owing under, the loan amounts of the notes. As of June 30, 2025 the balance due on the notes was $250,000.

On April 1, 2024 the Company received proceeds of $200,000 under note payable agreements from OA SPV, under note payable agreements from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is April 1, 2027. On February 26, 2025 the notes payable was modified to bear a 15% interest rate, calculated on the outstanding principal amount. Interest shall accrue annually and be payable at the end of each fiscal quarter in accordance with the profitability and cash flow of the Company’s wholly-owned subsidiaries, as agreed upon by both parties. The Company repaid $1,000 of the funds advanced. As of June 30, 2025 the balance due on the advance was $199,000 and is classified under Notes payable – related parties, on the balance sheet.

On June 6, 2024, the Company entered into a promissory note as part of the acquisition of DDS Rank (the “DDS Rank Note”). The DDS Rank Note has the principal sum of $200,000, matures on June 6, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 7%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the DDS Rank Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $1,167 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on June 6, 2026. As of June 30, 2025 the balance due on the DDS Rank Note was $200,000.

On October 1, 2024, the Company entered into a promissory Note as part of the acquisition of Eastern Standard (the “Eastern Standard Short-Term Note”). The Eastern Standard Short-Term Note has the principal sum of $400,000, matures on February 1, 2025, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 8%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the Eastern Standard Short Term Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $2,667 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on February 1, 2025. On February 1 2025, OA SPV repaid the balance owed on the Eastern Standard Short-Term Note in exchange for an additional equity interest of 16% in Eastern Standard.

In addition, on October 1, 2024, the Company entered into a promissory note as part of the acquisition of Eastern Standard (the “Eastern Standard Note”). The Eastern Standard Note has the principal sum of $850,000, matures on October 1, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 8%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the Eastern Standard Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $5,667 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on October 1, 2026. As of June 30, 2025, the balance due on the Eastern Standard Note was $850,000, which is classified under Notes payable – related parties, on the balance sheet.

On February 28, 2025, the Company issued a promissory note for $340,000 to the RevenueZen Sellers in connection with the earn-out payment as discussed in Note 13. The promissory note has a term of 60 months and accrues interest at 19%. As of June 30, 2025, the balance due on the Eastern Standard Note was $329,527, which is classified under Notes payable – related parties, on the balance sheet.

On June 2, 2025, the Company received proceeds of $35,965 under a note payable agreement from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is June 2, 2028 and bear a 15% interest rate, calculated on the outstanding principal amount. Interest shall accrue annually and be payable at the end of each fiscal quarter in accordance with the profitability and cash flow of the Company’s wholly-owned subsidiaries, as agreed upon by both parties. As of June 30, 2025 the balance due on the advance was $35,965 and is classified under Notes payable – related parties, on the balance sheet.

At various times the Company enters into short-term financing agreements with payment service providers who provide cash proceeds. The Company will repay the principal balance based on a percentage of its daily sales processed through the service provider until the total principal is repaid, based on the repayment terms in the agreement which is generally less than one year. The following table shows the outstanding balances of these lenders as of June 30, 2025:

Borrowing Entity	Origination Date	Interest rate	Original cash advanced	Balance as of June 30, 2025
Proofread Anywhere	May 25, 2025	13.2%	$200,000	$199,638
Proofread Anywhere	May 25, 2025	13.2%	$50,000	$49,909
Vital Reaction	October 31, 2024	13%	$83,000	$40,341
Contentellect	June 30, 2025	10.80%	$74,780	$74,780
DDS Rank	June 28, 2025	12%	$15,100	$15,100
Onfolio Assets	June 28, 2025	12.2%	16,600	$16,600
SEO Butler	November 18, 2024	9.91%	$21,650	$1,922

Total balance as of June 30, 2025				$398,290

The following summarizes the Company’s maturities of debt instruments:

Principal
Fiscal year ended:
December 31, 2025	$828,100
December 31, 2026	1,351,863
December 31, 2027	261,622
December 31, 2028	111,578
December 31, 2029 and thereafter	116,941
Total	$2,670,104

NOTE 11 – DEFERRED REVENUE

Deferred revenue as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Website design and implementation	$243,475	$451,683
Website management	62,725	72,237
Advertising and content services	33,530	65,993
Total deferred revenue	$339,730	$589,913

Changes in the balance of deferred revenue for the periods presented are as follows:

Deferred Revenue
Balance as of December 31, 2024	$589,913
Billings for the period	3,609,015
Revenue recognized	(3,859,198)
Balance as of June 30, 2025	$339,730

The transaction price from revenue transactions allocated to unsatisfied performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $339,730 in deferred revenue and $849,432 in backlog. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $589,913 in deferred revenue and $1,071,098 in backlog.

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

NOTE 12 – CONTRACTS IN PROCESS

The net unbilled accounts receivables (deferred revenues) position for contracts in process, related to the website design and implementation services, consisted of the following:

	June 30,	December 31,
	2025	2024
Costs on uncompleted contracts	$673,861	$624,865
Estimated earnings	732,106	712,658
Total costs and estimated profits on uncompleted contracts	1,405,967	1,337,523
Add: unbilled amounts on completed contracts	14,215	7,000
Less: Progress billings	(1,598,104)	(1,703,630)
Unbilled accounts receivables (deferred revenues), net	$(177,922)	$(359,107)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	June 30, 2025	December 31, 2024
Unbilled accounts receivable costs and estimated earnings in excess of billings on uncompleted contracts	$65,553	$92,576
Deferred revenues - Billings in excess of costs and estimated earnings on uncompleted contracts	(243,475)	(451,683)
Unbilled accounts receivables (deferred revenues), net	$(177,922)	$(359,107)

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

On October 3, 2022, the Company entered into an Asset Purchase Agreement (“Hoang Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“Hoang”) for the purchase of the BWPS business. Pursuant to the Hoang Asset Purchase Agreement, the Company is to pay Hoang up to $60,000 in cash pursuant to the earn-out provisions of the Hoang Asset Purchase Agreement. The earn-out provisions were defined as follows, upon completion of the Closing and within three (3) years thereafter ("Earn-out Period" ends 10/3/2025), Hoang shall be eligible for two additional cash payments (i) if in any calendar month, the monthly gross revenue generated by the BWPS business is US$47,500 or more, then the buyer shall pay Hoang a one-time payment of US$30,000 (“Earn-out Payment 1”), payable within thirty days of the Earn-out Payment 1 being earned and (ii) if in any calendar month, the monthly gross revenue generated by the BWPS Business is US$52,000 or more, then the buyer shall pay Hoang a one-time payment of US$30,000 (“Earn-out Payment 2”), payable within thirty days of the Earn-out Payment 2 being earned. As of June 30, 2025, no payments have been made pursuant to the earn-out provision.

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

On February 28, 2025, the Company and the RevenueZen sellers agreed to the final earn-out amount to be $682,000 and modified the payment terms to be paid with a cash payment of $72,000, $100,000 to be paid through profit sharing by using 30% of net operating income of RevenueZen, $100,000 in value for 79,240 stock options to purchase shares of common stock, $70,000 in Series A preferred stock, and $340,000 in a promissory note. The promissory note has a term of 60 months and accrues interest at 19%. The stock options have an exercise price of $1.34, have a term of 10 years, and vested immediately. During the six months ended June 30, 2025, the Company has repaid $14,025 pursuant to the profit share agreement. As of June 30, 2025 the Company estimated the remaining obligations owed under the revenue share obligation to be $85,975.

On April 1, 2024, the Company closed on its acquisition of certain customers from First Page, and subject to the terms and conditions contained in the acquisition agreement, at the closing, the Company agreed to pay additional revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. On the date of acquisition, the Company estimated the fair value of the revenue share to be $343,148. During the six months ended June 30, 2025, the Company paid $47,824 to the seller of First Page pursuant to the revenue share provisions. As of June 30, 2025, the Company estimated the remaining obligations owed under the revenue share provisions to be $121,056 resulting in a change in the fair value of the continent consideration of $72,050.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated events through August 14, 2025, the date these financial statements were available for issuance, and noted no events requiring disclosures

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The second quarter of 2025 delivered another period of topline growth, gross profit gains, and further improvement in operating performance. Revenue reached $3.1 million, up from $1.7 million in the same quarter last year—an 82% increase. The increase is primarily due to revenue from our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024 and our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024. This was also the first quarter in our history where every month surpassed $1 million in revenue. We started the quarter particularly strong in April, achieving a fully profitable month.

Loss from operations was $(507,000) for the quarter, compared with $(606,000) in Q2 2024 and $(786,000) in Q1 2025. Of this amount, $301,000 was amortization from acquisitions, $25,000 was stock-based compensation, and approximately $150,000 related to one-time expenses from the 2023 re-audit and the Eastern Standard acquisition audit. Excluding these non-recurring items—which will not appear in Q3 or in future years—the quarterly net loss would have been significantly lower.

Operationally, we continued to reduce costs across both the portfolio and the parent company. We also launched Pace Generative LLC in May, a venture we believe has the potential to contribute meaningful revenue and profit to our Company going forward.

Several key properties continued to generate organic revenue growth in Q2, although momentum eased slightly in June due to normal summer seasonality. We believe this growth trajectory positions us closer to achieving consistent monthly profitability.

Our acquisition pipeline remains strong, and we are actively pursuing new transactions. Management remains committed to disciplined execution of our strategy, further improving financial performance, and completing accretive acquisitions to drive long-term shareholder value.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Results of Operations

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

The Company reported a net loss of $534,439 for the three months ended June 30, 2025 compared to a net loss of $629,043 for the three months ended June 30, 2024. The components of the decrease in net loss for the current period are as follows:

Revenues

	For the Quarter Ended June 30,		$ Change from prior	% Change from prior
	2025	2024	Year	year
Revenue, services	$2,062,603	$993,166	$1,069,437	108%
Revenue, product sales	1,085,606	733,433	352,173	48%
Total Revenue	$3,148,209	$1,726,599	1,421,610	82%

Revenue increased by $1,421,610, or 82% for the three months ended June 30, 2025 compared to 2024. The increase is primarily due to revenue from our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $1,250,500 and our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024, which increased revenue by approximately $38,800. In addition, our digital product sales increased by approximately $480,000 under our Proofread anywhere subsidiary as a result of an increase in business performance.

Cost of Revenue

	For the Quarter Ended June 30,		$ Change from	% Change from
	2025	2024	prior year	prior year
Cost of revenue, services	$1,074,065	$557,518	$516,547	93%
Cost of revenue, product sales	135,867	193,650	(57,783)	(30)%
Total Cost of Revenue	1,209,932	751,168	458,764	61%

Cost of revenue increased by $458,764, or 61% due to the Company’s recent acquisitions which increased cost of service revenue, partially offset by a reduction in cost of product sales revenue. This reduction was driven by a strategic shift in the Company’s marketing approach for certain subsidiaries, emphasizing advertising (recorded under operating expenses), and reducing reliance on affiliate sales (recorded under cost of revenue). Lower product sales from the Mighty Deals and Vital Reaction subsidiaries also contributed to the offset. The Company’s gross profit margins decreased slightly in the current period compared to the prior period. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses increased by $715,141, or 53% during the three months ended June 30, 2025 compared to 2024. The increase was primarily due to an increase in advertising and marketing costs of $391,000, increase in contractor and compensation costs of $56,000, increase in other general and administrative costs of $93,000, including travel and merchant fees, and an increase in amortization expenses of $176,000 associated with the acquired intangible assets, Eastern Standard and DDS Rank, not present in the comparable period.

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

Professional Fees and Acquisition Costs

Professional fees increased by $124,486, or 56% during the three months ended June 30, 2025 compared to 2024 primarily due to increased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $32,263 in acquisition costs during the three months ended June 30, 2025 compared to $8,946 during 2024, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other expense was $27,788 during the three months ended June 30, 2025, compared to other expense of $22,618 during 2024. The increase in other expense was driven by an increase in interest expense from increased loan balances.

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

Selected Financial Data by Business Segment

Net sales and operating profit of the Company’s business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Sales, cost of sales and operating profit for each of our business segments were as follows:

	For the Three Months ended June 30,
	2025	2024
Revenue
B2B	$1,974,771	$915,475
B2C	1,173,438	811,124
Total revenue	$3,148,209	$1,726,599

Cost of Sales
B2B	$1,052,778	$550,269
B2C	157,154	200,899
Total Cost of Sales	$1,209,932	$751,168

Operating income (loss)
B2B	$70,173	$74,463
B2C	150,261	62,106
Total business segment operating income (loss)	220,434	136,569
Unallocated items	(726,957)	(742,994)
Total consolidated operating income (loss)	$(506,523)	$(606,425)

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

B2B revenue increased by $1,059,296 or 116% during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.  The increase is primarily due to revenue from our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024, which increased revenue by approximately $38,800, and our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $1,250,500.

B2B total operating income increased by $561,077 or 193% during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was a result of the increased revenue and gross profit offset by the increase in intangible asset amortization for the newly acquired businesses in the year ended 2024.

B2C

Our B2C segment includes the results of operations of Proofread Anywhere, Onfolio Assets, Mighty Deals, and Vital Reaction. These entities share characteristics such as the end customers being individual consumers, and sales being more focused on product sales, including digital sales.

B2C revenue increased by $362,314 or 45% during the three months June 30, 2025 compared to the three months ended June 30, 2024.  The increase is primarily due to an increase in digital product sales within the Company’s Proofread Anywhere subsidiary.

B2C incurred total operating income of $150,261 during the three months ended June 30, 2025 compared to an operating income of $62,106 during the three months ended June 30, 2024, primarily due to the increase in sales from the Proofread Anywhere subsidiary.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

The Company reported a net loss of $1,340,867 for the six months ended June 30, 2025 compared to a net loss of $1,106,869 for the six months ended June 30, 2024. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Period Ended June 30,		$ Change from prior	% Change from prior
	2025	2024	Year	year
Revenue, services	$3,859,198	$1,716,717	$2,142,481	125%
Revenue, product sales	2,100,954	1,596,784	504,170	32%
Total Revenue	$5,960,152	$3,313,501	2,646,651	80%

Revenue increased by $2,646,651, or 80% for the six months ended June 30, 2025 compared to 2024. The increase is primarily due to revenue from our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $2,168,000 and our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024, which increased revenue by approximately $91,300. In addition, our digital product sales increased by approximately $804,000 under our Proofread anywhere subsidiary as a result of a change in business marketing strategy.

Cost of Revenue

	For the Period Ended June 30,		$ Change from	% Change from
	2025	2024	prior year	prior year
Cost of revenue, services	$2,086,349	$924,224	$1,162,125	126%
Cost of revenue, product sales	228,406	409,510	(181,104)	(44)%
Total Cost of Revenue	2,314,755	1,333,734	981,021	74%

Cost of revenue increased by $981,021, or 94% due to the Company’s recent acquisitions which increased cost of service revenue, partially offset by a reduction in cost of product sales revenue. This reduction was driven by a strategic shift in the Company’s marketing approach for certain subsidiaries, emphasizing advertising (recorded under operating expenses), and reducing reliance on affiliate sales (recorded under cost of revenue). Lower product sales from the Mighty Deals and Vital Reaction subsidiaries also contributed to the offset. The Company’s gross profit margins decreased slightly in the current period compared to the prior period. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses increased by $1,751,303, or 69% during the six months ended June 30, 2025 compared to 2024. The increase was primarily due to an increase in advertising and marketing costs of $718,000, an increase in stock-based compensation expense of $254,000, increase in contractor and compensation costs of $142,000, increase in other general and administrative costs of $198,000, including travel and merchant fees, and an increase in amortization expenses of $352,000 associated with the acquired intangible assets not present in the comparable period.

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

Professional Fees and Acquisition Costs

Professional fees increased by $182,201, or 45% during the six months ended June 30, 2025 compared to 2024 primarily due to increased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $65,673 in acquisition costs during the six months ended June 30, 2025 compared to $103,287 during 2024, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Other Income and expense

Total other expense was $66,193 during the six months ended June 30, 2025, compared to other expense of $45,065 during 2024. The increase in other expense was driven by an increase in interest expense from increased loan balances.

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

Selected Financial Data by Business Segment

Net sales and operating profit of the Company’s business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Sales, cost of sales and operating profit for each of our business segments were as follows:

	For the Six Months ended June,
	2025	2024
Revenue
B2B	$3,668,685	$1,593,597
B2C	2,291,467	1,719,904
Total revenue	$5,960,152	$3,313,501

Cost of Sales
B2B	$2,035,130	$911,199
B2C	279,625	422,535
Total Cost of Sales	$2,314,755	$1,333,734

Operating income (loss)
B2B	$19,628	$201,688
B2C	378,419	215,865
Total business segment operating income (loss)	398,047	417,553
Unallocated items	(1,690,111)	(1,479,357)
Total consolidated operating income (loss)	$(1,292,064)	$(1,061,804)

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

B2B revenue increased by $2,075,088 or 130% during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.  The increase is primarily due to revenue from our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024, which increased revenue by approximately $91,300, and our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $2,168,000.

B2B total operating income decreased by $182,060 or 90% during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was a result of the increased revenue and gross profit offset by the increase in intangible asset amortization for the newly acquired businesses in the year ended 2024.

B2C

Our B2C segment includes the results of operations of Proofread Anywhere, Onfolio Assets, Mighty Deals, and Vital Reaction. These entities share characteristics such as the end customers being individual consumers, and sales being more focused on product sales, including digital sales.

B2C revenue increased by $571,563 or 33% during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.  The increase is primarily due to an increase in digital product sales within the Company’s Proofread Anywhere subsidiary.

B2C incurred total operating income of $378,419 during the six months ended June 30, 2025 compared to an operating income of $215,865 during the six months ended June 30, 2024, primarily due to the increase in sales from the Proofread Anywhere subsidiary.

Liquidity and Capital Resources

Our primary source of operating cash inflows are payments from portfolio companies.  In addition, the Company has raised approximately $1,500,000 pursuant to a private offerings of Series A preferred stock through June 30, 2025, $976,800 in notes payable and repaid $2,164,498 on its acquisition notes.

Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. Accordingly, management and our auditor have concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on April 16, 2025 were prepared on a going concern basis, and contemplated the realization of assets and satisfaction of liabilities in the ordinary course of business. We believe that our cash and cash equivalents as of June 30, 2025, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Cash used in operating activities

Net cash used in operating activities was $575,164 and $763,747 for the six months ended June 30, 2025 and 2024, respectively. The decrease was primarily from the increase in revenues and decreased general and administrative costs as the Company expanded its operations through its business acquisitions in the past year.

Cash used in investing activities

Net cash used in investing activities was $0 and $304,000 for the six months ended June 30, 2025 and 2024, respectively. The cash used in investing activities was primarily for the purchase of businesses in the prior period and additional cost method investments.

Cash provided by financing activities

Cash flows provided by financing activities was $585,097 for the six months ended June 30, 2025 compared to cash provided by financing activities of $415,749 during the six months ended June 30, 2024. During the 2025 period, we received $865,965 in proceeds from sales of Series A preferred stock and we paid $201,848 in dividends to preferred stockholders, made payments totaling $266,295 on notes payable, made payments totaling $133,845 related to contingent consideration and made distributions totaling $37,680 to our non-controlling interest holders. During the 2024 period, we received $10,000 in proceeds from sales of Series A preferred stock, $417,900 in proceeds from notes payable, and $200,000 in proceeds from related party notes payables, made payments of $151,035 in dividends to preferred stockholders, made payments totaling $56,516 on notes payable, made payments of $1,000 on related party notes payable, and $3,600 in distribution to non-controlling interest holders.

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

Contractual commitments

BWPS Business Acquisition: The Company may be required to pay up to $60,000 to Hoang Huu Thinh, contingent upon the BWPS business meeting certain monthly gross revenue targets within three years from the closing date. No earn-out payments have been made as of June 30, 2025. (See Note 13 for further details.)

RevenueZen Acquisition: The Company has determined the final amount obligated to pay to the sellers of RevenueZen, contingent upon the business achieving a specified gross profit threshold within one year to be $680,662.  On February 28, 2025, the Company and the RevenueZen sellers agreed to the final earn-out amount to be $682,000 and modified the payment terms to be paid with a cash payment of $72,000, $100,000 to be paid through profit sharing by using 30% of Net Operating Income, $100,000 in value for $79,240 stock options to purchase shares of common stock, $70,000 in Series A preferred stock, and $340,000 in a promissory note. The promissory note, has a term of 60 months and accrues interest at 19%. The stock options have an exercise price of $1.34, have a term of 10 years, and are vested immediately. As of June 30, 2025, the Company estimated the remaining obligations owed under the revenue share obligation to be $85,975,

First Page Acquisition: The Company agreed to pay a revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. As of June 30, 2025, the Company estimated the remaining obligations owed under the revenue share provisions to be $121,056 resulting in a change in the fair value of the continent consideration of $72,050.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because:

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

Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

ITEM 1A. RISK FACTORS.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2024 Form 10-K, as filed with the SEC on April 16, 2025 which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2024 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have incurred operating losses since our inception and we may continue to incur substantial operating losses for the foreseeable future.

We were incorporated on July 20, 2020, and have conducted operations since May 2019. We have incurred operating losses and experienced negative cash flow since our inception. We incurred a net loss of $1,773,942 for the year ended December 31, 2024 and $1,340,867 for the six months ended June 30, 2025. We anticipate that we will continue to incur operating losses through at least 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following is a summary of all securities that we have sold during the period covered by this report without registration under the Securities Act of 1933, as amended (the “Securities Act”):

During the three months ended June 30, 2025, our Company sold 5,200 shares of Series A preferred stock at $25 per share for total consideration of $130,000.

All of the securities were offered and sold in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act and/or (i) Rule 506 of Regulation D promulgated thereunder; or (ii) Regulation S promulgated thereunder. No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	Dominic Wells Employee Agreement Amendment

On March 25, 2025, Onfolio Holdings Inc. (the “Company”) entered into an employee agreement amendment with Dominic Wells, the Company’s Chief Executive Officer. The employee agreement amendment changes Mr. Wells’ base salary to $240,000 per year, effective January 1, 2025.

The description of Mr. Wells’ employee agreement amendment is not complete and is qualified in its entirety by reference to the employee agreement amendment attached hereto as Exhibit 10.1, which is incorporated by reference herein.

(b)	None
(c)	Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are included herein:

Exhibit No.	Description of Exhibit
10.1	Employee Agreement Amendment March 25, 2025 – Dominic Wells
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONFOLIO HOLDINGS INC.

Date: August 14, 2025	By:	/s/ Dominic Wells
Dominic Wells Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Adam Trainor
Adam Trainor Chief Financial Officer (Principal Financial and Accounting Officer)

