Form 10-Q
period 2025-09-30
Onfolio Holdings, Inc
filed 2025-11-14
CIK 1825452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of common stock outstanding as of November 14, 2025 was 5,868,135

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

ITEM 1. FINANCIAL STATEMENTS.

Onfolio Holdings Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
Assets	(Unaudited)

Current Assets:
Cash	$401,972	$476,874
Accounts receivable, net	718,585	755,804
Inventory	17,532	65,876
Prepaids and other current assets	196,392	138,007
Total Current Assets	1,334,481	1,436,561

Intangible assets, net	2,419,874	3,323,211
Goodwill	4,203,145	4,210,557
Fixed Assets, net	3,851	5,135
Due from related party	86,209	126,530
Investment in unconsolidated joint ventures, cost method	188,007	213,007
Investment in unconsolidated joint ventures, equity method	-	268,231
Other assets	23,252	9,465
Deferred offering costs	30,000	-

Total Assets	$8,288,819	$9,592,697
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and other current liabilities	$1,233,330	$969,068
Dividends payable	122,210	100,797
Notes payable, current	548,667	312,634
Notes payable – related parties, current	390,000	790,000
Contingent consideration	177,700	981,591
Deferred revenue	276,461	589,913
Total Current Liabilities	2,748,368	3,744,003

Notes payable	721,350	450,000
Notes payable - related parties	1,084,965	1,049,000
Total Liabilities	4,554,683	5,243,003

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 170,460 and 134,460 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	170	134
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,127,395 issued and outstanding at September 30, 2025 and December 31, 2024	5,128	5,128
Additional paid-in capital	23,636,662	22,316,751
Accumulated other comprehensive income	91,190	68,105
Accumulated deficit	(21,486,937)	(19,078,287)
Total Onfolio Inc. stockholders’ equity	2,246,213	3,311,831
Non-Controlling Interests	1,487,923	1,037,863
Total Stockholders’ Equity	3,734,136	4,349,694

Total Liabilities and Stockholders’ Equity	$8,288,819	$9,592,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue, services	$1,878,367	$1,110,095	$5,737,565	$2,826,812
Revenue, product sales	863,666	901,677	2,964,620	2,498,461
Total Revenue	2,742,033	2,011,772	8,702,185	5,325,273

Cost of revenue, services	884,964	666,451	2,971,313	1,590,675
Cost of revenue, product sales	85,869	139,647	314,275	549,157
Total cost of revenue	970,833	806,098	3,285,588	2,139,832

Gross profit	1,771,200	1,205,674	5,416,597	3,185,441

Operating expenses
Selling, general and administrative	1,827,753	1,319,743	6,115,895	3,856,582
Professional fees	208,562	193,611	792,208	595,056
Acquisition costs	2,952	18,979	68,625	122,266
Impairment of goodwill and intangible assets	-	4,678	-	4,678
Total operating expenses	2,039,267	1,537,011	6,976,728	4,578,582

Loss from operations	(268,067)	(331,337)	(1,560,131)	(1,393,141)

Other income (expense)
Equity method income (loss)	-	657	767	(5,560)
Dividend income	7,542	5,844	17,463	5,844
Interest income (expense), net	(107,697)	(20,126)	(281,019)	(60,564)
Change in fair value of contingent consideration	55,334	-	126,046	-
Impairment of equity and cost basis investments	(293,998)	-	(293,998)	-
Other income (expense)	(18,881)	1,344	6,848	2,934
Total other income (expense)	(357,700)	(12,281)	(423,893)	(57,346)

Loss before income taxes	(625,767)	(343,618)	(1,984,024)	(1,450,487)

Income tax (provision) benefit	-	-	17,390	-

Net loss	(625,767)	(343,618)	(1,966,634)	(1,450,487)
Net income (loss) attributable to noncontrolling interest	(74,936)	8,043	(98,060)	9,961
Net loss attributable to Onfolio Holdings Inc.	(700,703)	(335,575)	(2,064,694)	(1,440,526)

Preferred Dividends	(144,105)	(87,720)	(343,956)	(253,833)
Net loss to common shareholders	$(844,808)	$(423,295)	$(2,408,650)	$(1,694,359)

Net loss per common shareholder
Basic and diluted	$(0.16)	$(0.08)	$(0.47)	$(0.33)

Weighted average shares outstanding
Basic and diluted	5,127,395	5,127,395	5,127,395	5,114,767

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.
Consolidated Statements of Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance, December 31, 2024	134,460	$134	5,127,395	$5,128	$22,316,751	$(19,078,287)	$68,105	$1,037,863	$4,349,694

Sale of preferred stock for cash	28,000	28	-	-	699,972	-	-	-	700,000
Preferred stock and common stock options issued for payment of contingent consideration	2,800	3	-	-	169,997	-	-	-	170,000
Stock-based compensation	-	-	-	-	272,930	-	-	-	272,930
Non-controlling interest investment for payment of note payable	-	-	-	-	-	-	-	400,000	400,000
Preferred dividends	-	-	-	-	-	(103,921)	-	-	(103,921)
Foreign currency translation	-	-	-	-	-	-	29,047	-	29,047
Distributions to non-controlling interest	-	-	-	-	-	-	-	(17,820)	(17,820)
Net loss	-	-	-	-	-	(794,387)	-	(12,041)	(806,428)

Balance, March 31, 2025	165,260	$165	5,127,395	$5,128	$23,459,650	$(19,976,595)	$97,152	$1,408,002	$4,993,502

Sale of preferred stock for cash	5,200	5	-	-	129,995	-	-	-	130,000
Stock-based compensation	-	-	-	-	26,013	-	-	-	26,013
Preferred dividends	-	-	-	-	-	(95,930)	-	-	(95,930)
Foreign currency translation	-	-	-	-	-	-	(9,007)	-	(9,007)
Distributions to non-controlling interest	-	-	-	-	-	-	-	(19,860)	(19,860)
Net loss	-	-	-	-	-	(569,604)	-	35,165	(534,439)

Balance, June 30, 2025	170,460	170	5,127,395	5,128	23,615,658	(20,642,129)	88,145	1,423,307	4,490,279

Stock-based compensation	-	-	-	-	21,004	-	-	-	21,004
Preferred dividends	-	-	-	-	-	(144,105)	-	-	(144,105)
Foreign currency translation	-	-	-	-	-	-	3,045	-	3,045
Distributions to non-controlling interest	-	-	-	-	-	-	-	(10,320)	(10,320)
Net loss	-	-	-	-	-	(700,703)	-	74,936	(625,767)

Balance, September 30, 2025	170,460	$170	5,127,395	$5,128	$23,636,662	$(21,486,937)	$91,190	$1,487,923	$3,734,136

Balance, December 31, 2023	92,260	$93	5,107,395	$5,108	$21,107,311	$(16,957,854)	$182,465	$-	$4,337,123

Acquisition of Business	17,000	17	-	-	484,983	-	-	126,000	611,000
Sale of preferred stock for cash	400	-	-	-	10,000	-	-	-	10,000
Stock-based compensation	-	-	-	-	17,887	-	-	-	17,887
Preferred dividends	-	-	-	-	-	(81,645)	-	-	(81,645)
Foreign currency translation	-	-	-	-	-	-	(39,134)	-	(39,134)
Net loss	-	-	-	-	-	(477,162)	-	(664)	(477,826)

Balance, March 31, 2024	109,660	$110	5,107,395	$5,108	$21,620,181	$(17,516,661)	$143,331	$125,336	$4,377,405

Acquisition of Business	8,000	8	-	-	199,992	-	-	200,000	400,000
Stock-based compensation	-	-	-	-	27,510	-	-	-	27,510
Common stock issued for exercise of options	-	-	20,000	20	(20)	-	-	-	-
Preferred dividends	-	-	-	-	-	(84,468)	-	-	(84,468)
Foreign currency translation	-	-	-	-	-	-	15,778	-	15,778
Distribution to non-controlling interest	-	-	-	-	-	-	-	(3,600)	(3,600)
Net loss	-	-	-	-	-	(627,789)	-	(1,254)	(629,043)

Balance, June 30, 2024	117,660	$118	5,127,395	$5,128	$21,847,663	$(18,228,918)	$159,109	$320,482	$4,103,582

Sale of preferred stock for cash	400	-	-	-	10,000	-	-	-	10,000
Stock-based compensation	-	-	-	-	6,638	-	-	-	6,638
Cash received from exercise of options	-	-	-	-	12,960	-	-	-	12,960
Preferred dividends	-	-	-	-	-	(87,720)	-	-	(87,720)
Foreign currency translation	-	-	-	-	-	-	(53,502)	-	(53,502)
Distribution to non-controlling interest	-	-	-	-	-	-	-	(7,800)	(7,800)
Net loss	-	-	-	-	-	(335,575)	-	(8,043)	(343,618)

Balance, September 30, 2024	118,060	$118	5,127,395	$5,128	$21,877,261	$(18,652,213)	$105,607	$303,385	$3,639,286

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc. Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	2025	2024
Cash Flows from Operating Activities
Net loss	$(1,966,634)	$(1,450,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	319,947	52,035
Equity method (income)/loss	(767)	5,560
Amortization of intangible assets	903,337	431,782
Amortization of debt discounts	29,381	-
Impairment of cost and equity method investment	293,998	-
Impairment of intangible assets	-	4,678
Depreciation expense	1,284	-
Change in fair value of contingent consideration	(126,046)	-
Net change in:
Accounts receivable	37,219	(136,594)
Inventory	48,344	37,307
Prepaids and other current assets	(72,172)	(20,170)
Accounts payable and other current liabilities	264,263	292,897
Due to joint ventures	40,321	24,958
Deferred revenue	(313,452)	61,319
Net cash used in operating activities	(540,977)	(696,715)

Cash Flows from Investing Activities
Cash paid for cost method investments	-	(49,000)
Cash paid to acquire businesses	-	(255,000)

Net cash used in investing activities	-	(304,000)

Cash Flows from Financing Activities
Proceeds from sale of Series A preferred stock	830,000	20,000
Payments of preferred dividends	(322,543)	(234,596)
Distributions to non-controlling interest holders	(48,000)	(11,400)
Proceeds from notes payable	593,371	732,300
Payments on note payables	(455,369)	(238,046)
Proceeds from notes payable – related parties	35,965	200,000
Payments on note payables – related parties	-	(1,000)
Payments on contingent consideration	(167,845)	-
Proceeds from exercise of stock options	-	12,960
Payment of deferred offering costs	(30,000)	-
Net cash provided by financing activities	435,579	480,218

Effect of foreign currency translation	30,496	(98,520)

Net Change in Cash	(74,902)	(619,017)
Cash, Beginning of Period	476,874	982,261

Cash, End of Period	$401,972	$363,244

Cash Paid For:
Income Taxes	$-	$-
Interest	$153,258	$60,564

Supplemental Non-cash Disclosures
Preferred dividends accrued	$343,956	$253,833
Promissory notes issued for acquisitions	$-	$640,000
Preferred stock issued for acquisitions	$-	$625,000
Common stock issued for acquisition	$-	$60,000
Non-controlling interest issued for acquisition	$-	$126,000
Contingent consideration issued for acquisition	$-	$1,869,000
Settlement of contingent consideration for note payable, preferred stock and stock options	$510,000	$-
Non-controlling interest issued for settlement of note payable	$400,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2025 (the “Annual Report”). As previously disclosed in the Annual Report for the year ended December 31, 2024, the Company identified certain errors in its previously issued unaudited consolidated financial statements.  The Company assessed the materiality of the errors on all prior period financial statements and concluded they were not material to any prior annual or interim periods.  The Company corrected these errors by revising its unaudited interim financial information for the three and nine months ended September 30, 2024 to correct for the impact of such errors.  Refer to Note 1 of the Company’s Annual Report for additional discussion of the errors and related error corrections on the unaudited quarterly financial statements. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, Onfolio Management, LLC, WP Folio, LLC, Proofread Anywhere, LLC, Contentellect, LLC, SEO Butler Limited, Pace Generative LLC, and DealPipe, LLC. The Company also maintains majority ownership in DDS Rank, LLC, RevenueZen, LLC, and Eastern Standard, LLC which are owned 66%, 88%, and 53% respectively, by the Company as of September 30, 2025. All intercompany transactions and balances have been eliminated in consolidation.

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

Recently acquired reporting units generally represent a higher inherent risk of impairment, which typically decreases as the businesses are integrated into the enterprise. Negative industry or economic trends, disruptions to its business, actual results significantly below expected results, unexpected significant changes or planned changes in the use of the assets, divestitures, and market capitalization declines may have a negative effect on the fair value of the Company’s reporting units.

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

The following table presented disaggregated revenue information for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2025	2024	2025	2024
Website management	$1,196,335	$24,000	$3,412,329	$72,000
Advertising and content revenue	682,032	1,086,095	2,325,236	2,754,812
Product sales	73,961	131,285	283,118	445,511
Digital Product Sales	789,705	770,392	2,681,502	2,052,950
Total revenue	$2,742,033	$2,011,772	$8,702,185	$5,325,273

The Company does not have any single customer that accounted for greater than 10% of revenue during the three and nine months ended September 30, 2025 and 2024.

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

Advertising

The Company expenses advertising costs as they are incurred. Advertising costs were $616,614 and $395,735 for the three months ended September 30, 2025 and 2024, respectively and $2,011,640 and $1,072,462 for the nine months ended September 30, 2025 and 2024, respectively.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2025, the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However, there is no assurance of additional funding being available.

NOTE 4 – SEGMENT INFORMATION

The Company manages its operations under two segments for the purpose of assessing performance and making operating decisions – Business to Business (“B2B”) and Business to Consumer (“B2C)”. The Company’s Chief Operating Decision Maker (“CODM”) is our Executive Management Committee. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as two operating segments, which are the same as its reporting segments.

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

B2C

Our B2C segment includes the results of operations of Proofread Anywhere, Mighty Deals, Vital Reaction and Onfolio Assets LLC. These entities share characteristics such as the end customers being individual consumers, and sales being more focused on product sales, including digital sales.

Selected Financial Data by Business Segment

Net sales and operating profit of the Company’s business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Our Executive Management Committee serves as our Chief Operating Decision Maker (CODM) and is responsible for reviewing segment performance and making decisions regarding resource allocation. Our CODM evaluates each segment’s performance based on metrics such as net sales, operating profit, and other key financial indicators, guiding strategic decisions to align with company-wide goals. Business segment operating profit includes the Company’s share of earnings or losses from equity method investees as the operating activities of the equity method investees are closely aligned with the operations of its business segments.

Summary Operating Results

Sales, cost of sales and operating profit for each of our business segments were as follows:

	For the Three Months Ended September 30, 2025
	B2B	B2C	CORPORATE	Total

Revenue, services	$1,741,842	$136,525	$-	$1,878,367
Revenue, product sales	-	863,666	-	863,666
Total Revenue	1,741,842	1,000,191	-	2,742,033

Cost of revenue, services	868,451	16,513	-	884,964
Cost of revenue, product sales	-	85,869	-	85,869
Total cost of revenue	868,451	102,382	-	970,833

Gross profit	873,391	897,809	-	1,771,200

Operating expenses
Selling, general and administrative	818,288	601,650	407,815	1,827,753
Professional fees	23,043	9,051	176,468	208,562
Acquisition costs	-	-	2,952	2,952
Total operating expenses	841,331	610,701	587,235	2,039,267

Income (loss) from operations	$32,061	$287,108	$(587,236)	$(268,067)

	For the Three Months Ended September 30, 2024
	B2B	B2C	CORPORATE	Total

Revenue, services	$1,021,714	$88,381	$-	$1,110,095
Revenue, product sales	-	901,677	-	901,677
Total Revenue	1,021,714	990,058	-	2,011,772

Cost of revenue, services	625,197	41,254	-	666,451
Cost of revenue, product sales	-	139,647	-	139,647
Total cost of revenue	625,197	180,901	-	806,098

Gross profit	396,517	809,157	-	1,205,674

Operating expenses
Selling, general and administrative	333,720	588,581	397,442	1,319,743
Professional fees	9,590	9,867	174,154	193,611
Acquisition costs	-		18,979	18,979
Impairment of goodwill and intangible assets	-	4,678	-	4,678
Total operating expenses	343,310	603,126	590,575	1,537,011

Income (loss) from operations	$53,207	$206,031	$(590,575)	$(331,337)

	For the Nine Months Ended September 30, 2025
	B2B	B2C	CORPORATE	Total

Revenue, services	$5,410,527	$327,038	$-	$5,737,565
Revenue, product sales	-	2,964,620	-	2,964,620
Total Revenue	5,410,527	3,291,658	-	8,702,185

Cost of revenue, services	2,903,581	67,732	-	2,971,313
Cost of revenue, product sales	-	314,275	-	314,275
Total cost of revenue	2,903,581	382,007	-	3,285,588

Gross profit	2,506,946	2,909,651	-	5,416,597

Operating expenses
Selling, general and administrative	2,401,784	2,216,254	1,497,857	6,115,895
Professional fees	53,474	27,870	710,864	792,208
Acquisition costs	-	-	68,625	68,625
Total operating expenses	2,455,258	2,244,124	2,277,346	6,976,728

Income (loss) from operations	$51,688	$665,527	$(2,277,346)	$(1,560,131)

	For the Nine Months Ended September 30, 2024
	B2B	B2C	CORPORATE	Total

Revenue, services	$2,615,311	$211,501	$-	$2,826,812
Revenue, product sales	-	2,498,461	-	2,498,461
Total Revenue	2,615,311	2,709,962	-	5,325,273

Cost of revenue, services	1,536,396	54,279	-	1,590,675
Cost of revenue, product sales	-	549,157	-	549,157
Total cost of revenue	1,536,396	603,436	-	2,139,832

Gross profit	1,078,915	2,106,526	-	3,185,441

Operating expenses
Selling, general and administrative	789,585	1,646,816	1,420,181	3,856,582
Professional fees	34,435	33,136	527,485	595,056
Acquisition costs	-	-	122,266	122,266
Impairment of goodwill and intangible assets	-	4,678	-	4,678
Total operating expenses	824,020	1,684,630	2,069,932	4,578,582

Income (loss) from operations	$254,895	$421,896	$(2,069,932)	$(1,393,141)

Included within selling, general and administrative is intangible asset amortization expense of $301,112 for the B2B segment and $0 for the B2C segment for the three months ended September 30, 2025 and $903,337 for the B2B segment and $0 for the B2C segment for the nine months ended September 30, 2025. Intangible asset amortization expense of $224,048 for the B2B segment and $111,437 for the B2C segment was included for the three months ended September 30, 2024 and $270,194 for the B2B segment and $161,587 for the B2C segment was included for the nine months ended September 30, 2024.

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

Assets

Total assets for each of our business segments were as follows:

	As of September 30, 2025	As of December 31, 2024
B2B	$5,746,662	$6,495,983
B2C	2,039,786	2,097,863
Total business segment assets	7,786,448	8,593,846
Corporate assets	502,371	998,851
Total Assets	$8,288,819	$9,592,697

Corporate assets primarily include cash and cash equivalents, and investments in unconsolidated joint ventures. During the nine months ended September 30, 2025, the Company incurred no reportable capital expenditures or additions to goodwill related to its segments.

NOTE 5 – BUSINESS ACQUISITIONS

DDS Rank

On June 6, 2024, SEO Marketing, Inc (dba DDS Rank) (“DDS Rank” or the “Acquired Business”) and DDS Rank LLC (“DDS Rank Delaware”), a subsidiary of the Company entered into and closed an asset purchase agreement (the “DDS Asset Purchase Agreement”), for the purchase by the Company of the Acquired Business.

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

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three and nine months ended September 30, 2024 as if the Eastern Standard and DDS Rank acquisitions occurred on January 1, 2024. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three Months ended September 30,	Nine Months Ended September 30
	2024	2024
Revenue	$3,030,343	$8,990,495
Operating income (loss)	151,709	(1,108,820)
Net income (loss)	(34,207	(1,247,560)
Preferred dividends	(257,708)	(308,733)
Net income (loss) to common shareholders	(291,915)	(1,556,293)
Net income (loss) per common share	$(0.06)	(0.30)
Weighted Average common shares outstanding	5,110,195	5,114,767

NOTE 6 – INVESTMENTS IN JOINT VENTURES

The Company holds various investments in certain joint ventures as described below.

Cost method investments

OnFolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV I and has operational and financial decision-making authority. The manager of JV I can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 10.91% interest from existing owners for $52,500 in cash, bringing its total equity interest to 13.65%. The management fee to the Company described above was waived for fiscal year ended December 31, 2024 and through the nine months ended September 30, 2025, due to lower operating results of JV I.

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision-making authority. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest. Additionally, during the year ending December 31, 2020, the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II during the year ended December 31, 2022. The management fee to the Company described above was waived for fiscal year ended December 31, 2024 and through the nine months ended September 30, 2025, due to lower operating results of JV II. During the nine months ended September 30, 2025, the Company recorded an impairment of $25,000 of its cost basis in JV II after JV II sold the majority of its assets.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision-making authority. The manager of JV III can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV III for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV III investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 recognized during the year ended December 31, 2022 related to the cost basis of JV III. The management fee to the Company described above was reduced to $500 for fiscal year ended December 31, 2022 due to lower operating results of JV III. The management fee to the Company described above was waived for fiscal year ended December 31, 2024 and through the nine months ended September 30, 2025, due to lower operating results of JV III.

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

The balance sheet of JV IV at September 30, 2025 included total assets of $612,406.86 and total liabilities of $494.  The balance sheet of JV IV at December 31, 2024 included total assets of $842,594 and total liabilities of $27,153. Additionally, the income statement for JV IV for the three and nine months ended September 30, 2025 and 2024 included the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Revenue	$465	$2,630	$4,718	$16,353
Net loss	(205,990)	1,837	(203,528)	(15,529)

The Company recognized equity method income (loss) of $767 and $(5,560) during the nine months ended September 30, 2025 and 2024, respectively, and received dividends from JV IV of $0. During the nine months ended September 30, 2025, the Company recorded full impairment loss of $268,998 on its investment in JV IV as the Company determined the expected future cash flows to be zero for JV IV based on JV IV’s plans to sell its major assets.

NOTE 7 – INTANGIBLE ASSETS

The following table represents the balances of intangible assets as of September 30, 2025 and December 31, 2024:

	Estimated life	September 30, 2025	December 31, 2024
Website Domains	Indefinite	$297,323	$297,323
Website Domains	4 years	497,500	497,500
Customer relationships	4-6 years	2,081,148	2,081,148
Trademarks and Tradenames	10 years	1,120,000	1,120,000
Non-compete agreements	3 years	252,500	252,500
		4,248,471	4,248,471
Accumulated Amortization - Website domains		(219,227)	(125,946)
Accumulated Amortization - Customer Relationships		(1,279,926)	(626,994)
Accumulated Amortization - Trademarks / Tradenames		(165,834)	(81,834)
Accumulated Amortization - Non-Compete		(163,610)	(90,486)
Net Intangible		$2,419,874	$3,323,211

For the three months ended September 30, 2025 and 2024, the Company recognized $301,112 and $335,485, respectively, of amortization expense related to intangible assets. For the nine months ended September 30, 2025 and 2024, the Company recognized $903,337 and $431,781, respectively, of amortization expense related to intangible assets.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of September 30, 2025:

For the year ended December 31, schedule of annual expected amortization expense	Amount

2025 (3 months remaining)	$296,112
2026	706,907
2027	297,156
2028	225,125
Thereafter	597,251
Total remaining intangibles amortization	$2,122,551

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

During the nine months ended September 30, 2025, the Company sold 33,200 shares of Series A preferred stock for $830,000 in cash proceeds.

During the nine months ended September 30, 2025 and 2024, the Company recognized $343,956 and $253,833 in dividends to the Series A preferred stockholders, respectively, and made cash dividend payments of $322,543 and $234,596, respectively. As of September 30, 2025 and December 31, 2024, the Company has remaining unpaid dividends of $122,210 and $100,797, respectively.

As of September 30, 2025 and December 31, 2024, there were 170,460 and 134,460 Series A preferred stock outstanding, respectively.

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

During the nine months ended September 30, 2025, the Company awarded an aggregate of 120,000 common stock options to the non-employee directors of the Company, of which 60,000 vested immediately, and the remaining 60,000 vest on December 31, 2025. In addition, the Company awarded 200,000 options to our CFO that vested immediately. The fair value of the stock options was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.97%; 3) volatility between 139.19% and 141.49% based on a group of peer group companies; and an expected term of five to ten years.

During the nine months ended September 30, 2025, the Company awarded 5,500 options to an outside consultant that vested immediately. The fair value of the stock options was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.87%; 3) volatility of 148.62% based on a group of peer group companies; and an expected term of three years.

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2024	412,250	$0.65	$1.02
Granted	404,740	1.09	1.22
Exercised	-	-	-
Expired	(26,250)	(4.40)	(5.95)
Forfeited and cancelled	(8,880)	(0.26)	(1.38)
Outstanding at September 30, 2025	781,860	$1.09	$0.96
Exercisable at September 30, 2025	491,860	$1.03	$1.19

The weighted average remaining contractual life is approximately 8.66 years for stock options outstanding with $187,130 of intrinsic value of as of September 30, 2025. The Company recognized stock-based compensation of $21,004 and $6,638 during the three months ended September 30, 2025 and 2024, respectively. The Company recognized stock-based compensation of $319,947 and $52,035 during the nine months ended September 30, 2025 and 2024, respectively. The Company has $21,004 additional compensation cost related to options that are expected to vest.

Common Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2024	6,199,863	$4.21	$5.01
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at September 30, 2025	6,199,863	$4.21	$5.01
Exercisable at September 30, 2025	6,199,863	$4.21	$5.01

The weighted average remaining contractual life is approximately 1.90 years for stock warrants outstanding with no intrinsic value of as of September 30, 2025.

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the joint ventures that it manages and receives funds on behalf of the joint ventures. As of September 30, 2025 and December 31, 2024, the balances due from the joint ventures were $49,215 and $89,536 included in non-current assets.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of September 30, 2025 and December 31, 2024, the Company was owed $36,994 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties. The above transactions were not arms-length transactions.

NOTE 10 – NOTES PAYABLE

On January 4, 2024, the Company entered into a promissory note as part of the acquisition of RevenueZen (the “RevenueZen Note”). The RevenueZen Note has the principal sum of $440,000, matures on December 31, 2025, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 11%. Upon the occurrence of an Event of Default (as defined in the RevenueZen Note), the interest rate automatically increases to the rate of 16% per annum. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the RevenueZen Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $4,033 per month and commencing on July 31, 2024 the Company shall make an interest only payment of $3,575 per month (ii) no later than June 30, 2024, the Company must make a payment of $50,000; and (iii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on December 31, 2025. The required $50,000 payment was made on July 2, 2024. As of September 30, 2025 the balance due on the RevenueZen Note was $390,000.

In January 2024, the Company entered into three separate promissory notes for aggregate principal of $250,000 and received cash proceeds of $250,000. The notes mature on the two-year anniversary of the Company using the funds received for the acquisition of a business, which occurred in January 2024, and carry a 15% interest rate on the outstanding principal balance of, and all other sums owing under, the loan amounts of the notes. As of September 30, 2025 the balance due on the notes was $250,000.

On April 1, 2024 the Company received proceeds of $200,000 under note payable agreements from OA SPV, under note payable agreements from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is April 1, 2027. On February 26, 2025 the notes payable was modified to bear a 15% interest rate, calculated on the outstanding principal amount. Interest shall accrue annually and be payable at the end of each fiscal quarter in accordance with the profitability and cash flow of the Company’s wholly-owned subsidiaries, as agreed upon by both parties. The Company repaid $1,000 of the funds advanced. As of September 30, 2025 the balance due on the advance was $199,000 and is classified under Notes payable – related parties, on the balance sheet.

On June 6, 2024, the Company entered into a promissory note as part of the acquisition of DDS Rank (the “DDS Rank Note”). The DDS Rank Note has the principal sum of $200,000, matures on June 6, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 7%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the DDS Rank Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $1,167 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on June 6, 2026. As of September 30, 2025 the balance due on the DDS Rank Note was $200,000.

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

In addition, on October 1, 2024, the Company entered into a promissory note as part of the acquisition of Eastern Standard (the “Eastern Standard Note”). The Eastern Standard Note has the principal sum of $850,000, matures on October 1, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 8%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the Eastern Standard Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $5,667 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on October 1, 2026. As of September 30, 2025, the balance due on the Eastern Standard Note was $850,000, which is classified under Notes payable – related parties, on the balance sheet.

On February 28, 2025, the Company issued a promissory note for $340,000 to the RevenueZen Sellers in connection with the earn-out payment as discussed in Note 13. The promissory note has a term of 60 months and accrues interest at 19%. As of September 30, 2025, the balance due on the Eastern Standard Note was $318,548, which is classified under Notes payable – related parties, on the balance sheet.

On June 2, 2025, the Company received proceeds of $35,965 under a note payable agreement from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is June 2, 2028 and bear a 15% interest rate, calculated on the outstanding principal amount. Interest shall accrue annually and be payable at the end of each fiscal quarter in accordance with the profitability and cash flow of the Company’s wholly-owned subsidiaries, as agreed upon by both parties. As of September 30, 2025 the balance due on the advance was $35,965 and is classified under Notes payable – related parties, on the balance sheet.

At various times the Company enters into short-term financing agreements with payment service providers who provide cash proceeds. The Company will repay the principal balance based on a percentage of its daily sales processed through the service provider until the total principal is repaid, which ranges from 15% to 30%, based on the repayment terms in the agreement which is less than one year. The following table shows the outstanding balances of these lenders as of September 30, 2025:

Borrowing Entity	Origination Date	Interest rate	Original cash advanced	Balance as of September 30, 2025	Balance as of December 31, 2024
Proofread Anywhere	August 24, 2024	13.4%	$250,000	$-	$145,358
Proofread Anywhere	May 25, 2025	13.2%	$200,000	$155,299	$-
Proofread Anywhere	May 25, 2025	13.2%	$50,000	$38,825	$-
Proofread Anywhere	August 13, 2025	13%	$253,750	$199,375	$-
Vital Reaction	June 30, 2024	13%	$55,000	$-	$2,287
Vital Reaction	October 31, 2024	13%	$83,000	$-	$83,000
Vital Reaction	July 25, 2025	12.6%	$32,000	$32,000	$-
Contentellect	November 18, 2024	9.79%	$44,700	$-	$39,396
Contentellect	June 30, 2025	10.8%	$74,780	$54,164	$-
DDS Rank	June 28, 2025	12%	$15,100	$10,785	$-
Onfolio Assets	November 5, 2024	16.8%	$10,900	$-	9,111
Onfolio Assets	June 28, 2025	12.2%	16,600	$10,717	$-
SEO Butler	November 18, 2024	9.91%	$21,650	$-	$16,159
SEO Butler	July 30, 2025	17.5%	$36,321	$22,221	$-

Total balance as of September 30, 2025				$542,265	$295,311

The following summarizes the Company’s maturities of debt instruments:

Principal
Fiscal year ended:
December 31, 2025	$888,597
December 31, 2026	1,424,363
December 31, 2027	261,622
December 31, 2028	111,578
December 31, 2029 and thereafter	116,941
Total loan repayments	2,803,101
Less interest	(58,119)
Total	$2,744,982

NOTE 11 – DEFERRED REVENUE

Deferred revenue as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Website design and implementation	$175,951	$451,683
Website management	33,793	72,237
Advertising and content services	66,717	65,993
Total deferred revenue	$276,461	$589,913

Changes in the balance of deferred revenue for the periods presented are as follows:

Deferred Revenue
Balance as of December 31, 2024	$589,913
Billings for the period	5,424,113
Revenue recognized	(5,737,565)
Balance as of September 30, 2025	$276,461

The transaction price from revenue transactions allocated to unsatisfied performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods (“backlog”). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $276,461 in deferred revenue and $939,098 in backlog. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $589,913 in deferred revenue and $1,071,098 in backlog.

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

NOTE 12 – CONTRACTS IN PROCESS

The net unbilled accounts receivables (deferred revenues) position for contracts in process, related to the website design and implementation services, consisted of the following:

	September 30,	December 31,
	2025	2024
Costs on uncompleted contracts	$745,778	$624,865
Estimated earnings	980,086	712,658
Total costs and estimated profits on uncompleted contracts	1,725,864	1,337,523
Add: unbilled amounts on completed contracts	1,842	7,000
Less: Progress billings	(1,888,562)	(1,703,630)
Unbilled accounts receivables (deferred revenues), net	$(160,856)	$(359,107)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	September 30, 2025	December 31, 2024
Unbilled accounts receivable costs and estimated earnings in excess of billings on uncompleted contracts	$27,095	$92,576
Deferred revenues - Billings in excess of costs and estimated earnings on uncompleted contracts	(187,951)	(451,683)
Unbilled accounts receivables (deferred revenues), net	$(160,856)	$(359,107)

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

On October 3, 2022, the Company entered into an Asset Purchase Agreement (“Hoang Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“Hoang”) for the purchase of the BWPS business. Pursuant to the Hoang Asset Purchase Agreement, the Company is to pay Hoang up to $60,000 in cash pursuant to the earn-out provisions of the Hoang Asset Purchase Agreement. The earn-out provisions were defined as follows, upon completion of the Closing and within three (3) years thereafter (“Earn-out Period” ends 10/3/2025), Hoang shall be eligible for two additional cash payments (i) if in any calendar month, the monthly gross revenue generated by the BWPS business is US$47,500 or more, then the buyer shall pay Hoang a one-time payment of US$30,000 (“Earn-out Payment 1”), payable within thirty days of the Earn-out Payment 1 being earned and (ii) if in any calendar month, the monthly gross revenue generated by the BWPS Business is US$52,000 or more, then the buyer shall pay Hoang a one-time payment of US$30,000 (“Earn-out Payment 2”), payable within thirty days of the Earn-out Payment 2 being earned. As of September 30, 2025, no payments were been made pursuant to the earn-out provision and as the earn-out period has expired the Company recorded a gain on the change in fair value of $60,000 related to the accrued consideration.

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

On February 28, 2025, the Company and the RevenueZen sellers agreed to the final earn-out amount to be $682,000 and modified the payment terms to be paid with a cash payment of $72,000, $100,000 to be paid through profit sharing by using 30% of net operating income of RevenueZen, $100,000 in value for 79,240 stock options to purchase shares of common stock, $70,000 in Series A preferred stock, and $340,000 in a promissory note. The promissory note has a term of 60 months and accrues interest at 19%. The stock options have an exercise price of $1.34, have a term of 10 years, and vested immediately. During the nine months ended September 30, 2025, the Company has repaid $25,957 pursuant to the profit share agreement. As of September 30, 2025 the Company estimated the remaining obligations owed under the revenue share obligation to be $74,043.

On April 1, 2024, the Company closed on its acquisition of certain customers from First Page, and subject to the terms and conditions contained in the acquisition agreement, at the closing, the Company agreed to pay additional revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. On the date of acquisition, the Company estimated the fair value of the revenue share to be $343,148. During the nine months ended September 30, 2025, the Company paid $69,891 to the seller of First Page pursuant to the revenue share provisions. As of September 30, 2025, the Company estimated the remaining obligations owed under the revenue share provisions to be $103,654 resulting in a change in the fair value of the contingent consideration of $67,384.

NOTE 14 – SUBSEQUENT EVENTS

On October 7, 2025 the Company’s initiated a private offering where by the Company intends to raise a minimum of $200,000 pursuant to an offering of four (4) Units (the “minimum offering”) and up to a maximum of $1,000,000 pursuant to an offering of twenty (20) Units (the “maximum offering”) at a price of US$50,000 per Unit, on a “reasonable efforts, all-or-none” basis as to the minimum offering and a “reasonable efforts” basis as to the maximum offering. The units contain an aggregate of (i) 37,370 shares of common stock, and (ii) warrants to purchase 37,370 shares of common stock at an exercise price equal to US$2.50 per share. The warrants expire on August 30, 2027. The shares and warrants comprising the units are immediately separable and are to be issued separately.

On October 7, 2025, a dilutive issuance of securities (the “Dilutive Issuance”) occurred pursuant to the Company’s publicly traded Common Stock Purchase Warrant Dated August 30, 2022 (the “Warrant”). Capitalized terms not defined herein shall have the meanings set forth in the Warrant.

In accordance with Section 3(b) of the Warrant, the Dilutive Issuance affects the rights of holders of a Warrant (Nasdaq: ONFOW) under the Warrant. Effective as of October 7, 2025, as a result of a Dilutive Issuance, each Warrant entitles the Holder, subject to the provisions of the Warrant, to purchase from the Company the number of shares of Common Stock stated therein, at the Exercise Price of $2.50 per whole share, subject to the subsequent adjustments provided in the Warrant.  The term “Exercise Price” as used in the Warrant refers to the price per share at which shares of Common Stock may be purchased at the time the Warrant is exercised. Warrant holders are not required to take any action with respect to this matter.

There are 6,117,250 shares of common stock issuable upon exercise of Warrants. The Warrants are exercisable immediately and will remain exercisable at any time up to August 30, 2027. As a result of the Dilutive Issuance, upon any exercise of the Warrants by payment of cash, the Company will receive the exercise price of the warrants, which, if exercised in cash would result in gross proceeds to the Company of approximately $15.3 million. However, the Company cannot predict when and in what amounts or if the Warrants will be exercised by payments of cash, and it is possible that the Warrants may expire and never be exercised, in which case the Company would not receive any cash proceeds.

On October 23, 2025, the aggregate amount raised by the sale of all twenty units (comprising an aggregate of 740,740 shares and warrants to purchase 740,740 shares) was $1 million in gross proceeds.

On August 12, 2025, the Company’s subsidiary entered into a revenue-based financing arrangement under which it received net proceeds of $166,250 in exchange for remitting approximately 13% of future receipts until a maximum of $253,750 was repaid, with no stated interest rate or conversion features. In October 2025, all amounts outstanding were repaid and the agreement was terminated.

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

Operationally, the third quarter of 2025 delivered further improvements to net margins, resulting in our strongest operating profit performance since becoming a public company. Revenue remained strong at $2.7M, representing a 36% increase compared to the same period in the prior year.

Loss from operations was $(268,000) for the quarter, compared with $(331,000) in Q3 2024 and $(507,000) in Q2 2025. Of this amount, $301,000 represented amortization from acquisitions and $21,000 was stock-based compensation.

While we continued to see steady improvements in our financial performance, during Q3 management determined that pursuing equity financing would best position the company to accelerate growth, extend our runway, and retire seller notes maturing at the end of 2025 and into 2026.

Historically, our goal has been to reach profitability without additional dilution. However, as the market conditions evolved and new opportunities emerged, we concluded that a well-structured equity raise could be accretive to shareholders, allowing us to drive significant growth and shareholder value more effectively. Building a meaningful operating platform from a small capital base has been challenging, and we believe that by materially expanding that base is a key to creating sustainable, accretive growth for shareholders.

In October 2025 we raised $1 million in gross proceeds pursuant to a private offering consisting of units comprised of common stock and warrants to purchase common stock. In total, we sold twenty units comprised of an aggregate of 740,740 shares and warrants to purchase 740,740 shares at an exercise price of $2.50 per share. Proceeds were used to pay down accounts payable, retire a note, and position the Company in advance of a larger contemplated capital raise.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Results of Operations

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

The Company reported a net loss of $844,809 for the three months ended September 30, 2025 compared to a net loss of $423,295 for the three months ended September 30, 2024. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Quarter Ended September 30,		$ Change from prior	% Change from prior
	2025	2024	Year	year
Revenue, services	$1,878,367	$1,110,095	$768,272	69%
Revenue, product sales	863,666	901,677	(38,011)	(4)%
Total Revenue	$2,742,033	$2,011,772	730,261	36%

Revenue increased by $730,261, or 36% for the three months ended September 30, 2025 compared to 2024. The increase is primarily due to revenue from our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $1,172,300. This was partially offset by the absence of WPFolio revenue following its sale in the fourth quarter of 2024 and by lower sales at RevenueZen and Contentellect in Q3 2025.

Cost of Revenue

	For the Quarter Ended September 30,		$ Change from	% Change from
	2025	2024	prior year	prior year
Cost of revenue, services	$884,964	$666,451	$218,513	33%
Cost of revenue, product sales	85,869	139,647	(53,778)	(39)%
Total Cost of Revenue	970,833	806,098	164,735	20%

Cost of revenue increased by $164,736, or 20% due to the Company’s recent acquisitions which increased cost of service revenue, partially offset by a reduction in cost of product sales revenue, and lower product sales from the Mighty Deals subsidiary also contributed to the offset. The Company’s gross profit margins increased slightly in the current period compared to the prior period. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses increased by $508,011, or 38% during the three months ended September 30, 2025 compared to 2024. The increase was primarily due to an increase in advertising and marketing costs of $221,000, increase in contractor and compensation costs of $225,000, decrease in other general and administrative costs of $53,000, including travel and merchant fees, and an increase in amortization expenses of $120,000 associated with the acquired intangible assets, Eastern Standard and DDS Rank, not present in the comparable period.

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

Professional Fees and Acquisition Costs

Professional fees increased by $14,951, or 8% during the three months ended September 30, 2025 compared to 2024 primarily due to increased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $2,952 in acquisition costs during the three months ended September 30, 2025 compared to $18,979 during 2024, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow via acquisitions.

Other Income and expense

Total other expense was $357,700 during the three months ended September 30, 2025, compared to other expense of $12,281 during 2024. The increase in other expense was driven by an increase in interest expense from increased loan balances, a loss on investment in the cost basis and equity method investments of $294,000 offset by a gain on the change in fair value of contingent consideration of $55,000.

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

Selected Financial Data by Business Segment

Net sales and operating profit of the Company’s business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Sales, cost of sales and operating profit for each of our business segments were as follows:

	For the Three Months ended September 30,
	2025	2024
Revenue
B2B	$1,741,842	$1,021,714
B2C	1,000,191	990,058
Total revenue	$2,742,033	$2,011,772

Cost of Sales
B2B	$868,451	$625,197
B2C	102,382	180,901
Total Cost of Sales	$970,833	$806,098

Operating income (loss)
B2B	$32,060	$53,207
B2C	287,108	206,031
Total business segment operating income (loss)	319,168	259,238
Unallocated items	(587,235)	(590,575)
Total consolidated operating income (loss)	$(268,067)	$(331,337)

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

B2B

Our B2B segment includes the results of operations of Eastern Standard, RevenueZen, DDS Rank, SEO Butler, Contentellect, DealPipe, and Pace Generative. These entities share similar characteristics such as customers being businesses and being primarily service-related revenue.

B2B revenue increased by $720,128 or 70% during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.  The increase is primarily due to revenue from our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $1,172,300. This was partially offset by lower sales at RevenueZen and Contentellect in Q3 2025.

B2B total operating income decreased by $21,147 or 40% during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was due to an increase in intangible asset amortization for RevenueZen.

B2C

Our B2C segment includes the results of operations of Proofread Anywhere, Onfolio Assets, Mighty Deals, and Vital Reaction. These entities share characteristics such as the end customers being individual consumers, and sales being more focused on product sales, including digital sales.

B2C revenue increased by $10,133 or 1% during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.  The increase is primarily due to an increase in digital product sales within the Company’s Proofread Anywhere subsidiary, offset by the absence of WPFolio revenue following its sale in the fourth quarter of 2024.

B2C incurred total operating income of $287,108 during the three months ended September 30, 2025 compared to an operating income of $206,031 during the three months ended September 30, 2024, primarily due to the increase in sales from, and partially offset by an increase in advertising spend by, the Proofread Anywhere subsidiary.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

The Company reported a net loss of $1,966,635 for the nine months ended September 30, 2025 compared to a net loss of $1,450,487 for the nine months ended September 30, 2024. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Period Ended September 30,		$ Change from prior	% Change from prior
	2025	2024	Year	year
Revenue, services	$5,737,565	$2,826,812	$2,910,753	103%
Revenue, product sales	2,964,620	2,498,461	466,159	19%
Total Revenue	$8,702,185	$5,325,273	3,376,912	63%

Revenue increased by $3,376,912, or 63% for the nine months ended September 30, 2025 compared to 2024. The increase is primarily due to revenue from our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $3,340,000 and our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024, which increased revenue by approximately $91,300. In addition, our digital product sales increased by approximately $978,330 under our Proofread anywhere subsidiary, partially offset by the absence of WPFolio revenue following its sale in the fourth quarter of 2024 .

Cost of Revenue

	For the Period Ended September 30,		$ Change from	% Change from
	2025	2024	prior year	prior year
Cost of revenue, services	$2,971,313	$1,590,675	$1,380,638	87%
Cost of revenue, product sales	314,275	549,157	(234,882)	(43)%
Total Cost of Revenue	3,285,588	2,139,832	1,145,756	54%

Cost of revenue increased by $1,145,757, or 54% due to the Company’s recent acquisitions which increased cost of service revenue, partially offset by a reduction in cost of product sales revenue for the Mighty Deals and Proofread Anywhere subsidiaries. Lower product sales from Vital Reaction subsidiaries also contributed to the offset. The Company’s gross profit margins increased slightly in the current period compared to the prior period. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses increased by $2,259,314, or 59% during the nine months ended September 30, 2025 compared to 2024. The increase was primarily due to an increase in advertising and marketing costs of $939,000, an increase in non-cash stock-based compensation expense of $268,000, increase in contractor and compensation costs of $423,000, increase in other general and administrative costs of $154,000, including travel and merchant fees, and an increase in non-cash amortization expenses of $472,000 associated with the acquired intangible assets not present in the comparable period.

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

Professional Fees and Acquisition Costs

Professional fees increased by $197,152, or 33% during the nine months ended September 30, 2025 compared to 2024 primarily due to increased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $68,625 in acquisition costs during the nine months ended September 30, 2025 compared to $122,266 during 2024, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow via acquisitions.

Other Income and expense

Total other expense was $423,893 during the nine months ended September 30, 2025, compared to other expense of $57,346 during 2024. The increase in other expense was driven by an increase in interest expense from increased loan balances, a loss on investment in the cost basis and equity method investments of $293,998 offset by a gain on the change in fair value of contingent consideration of $126,046.

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

Selected Financial Data by Business Segment

Net sales and operating profit of the Company’s business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Sales, cost of sales and operating profit for each of our business segments were as follows:

	For the nine Months ended September 30,
	2025	2024
Revenue
B2B	$5,410,527	$2,615,311
B2C	3,291,658	2,709,962
Total revenue	$8,702,185	$5,325,273

Cost of Sales
B2B	$2,903,581	$1,536,396
B2C	382,007	603,436
Total Cost of Sales	$3,285,588	$2,139,832

Operating income (loss)
B2B	$51,688	$254,895
B2C	665,527	421,896
Total business segment operating income (loss)	717,215	676,791
Unallocated items	(2,277,346)	(2,069,932)
Total consolidated operating income (loss)	$(1,560,131)	$(1,393,141)

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

B2B

Our B2B segment includes the results of operations of Eastern Standard, RevenueZen, DDS Rank, SEO Butler, Contentellect, DealPipe, and Pace Generative. These entities share similar characteristics such as customers being businesses and being primarily service-related revenue.

B2B revenue increased by $2,795,216 or 107% during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.  The increase is primarily due to revenue from our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024, which increased revenue by approximately $91,300, and our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $3,340,000.

B2B total operating income decreased by $203,207 or 80% during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was a result of the increased revenue and gross profit offset by the increase in intangible asset amortization for the newly acquired businesses in the year ended 2024.

B2C

Our B2C segment includes the results of operations of Proofread Anywhere, Onfolio Assets, Mighty Deals, and Vital Reaction. These entities share characteristics such as the end customers being individual consumers, and sales being more focused on product sales, including digital sales.

B2C revenue increased by $581,696 or 21% during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.  The increase is primarily due to an increase in digital product sales within the Company’s Proofread Anywhere subsidiary.

B2C incurred total operating income of $665,527 during the nine months ended September 30, 2025 compared to an operating income of $421,896 during the nine months ended September 30, 2024, primarily due to the increase in sales from the Proofread Anywhere subsidiary.

Liquidity and Capital Resources

Our primary source of operating cash inflows are payments from portfolio companies.  In addition, the Company has raised approximately $1,500,000 pursuant to private offerings of Series A preferred stock through September 30, 2025, $1,211,000 in notes payable and repaid $2,164,498 on its acquisition notes.

Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. Accordingly, management and our auditor have concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on April 16, 2025 were prepared on a going concern basis, and contemplated the realization of assets and satisfaction of liabilities in the ordinary course of business. We believe that our cash and cash equivalents as of September 30, 2025, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

In October 2025 we raised $1 million in gross proceeds pursuant to a private offering consisting of units comprised of common stock and warrants to purchase common stock.

Cash used in operating activities

Net cash used in operating activities was $540,977 and $696,716 for the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily from the increase in revenues and decreased general and administrative costs as the Company expanded its operations through its business acquisitions in the past year.

Cash used in investing activities

Net cash used in investing activities was $0 and $304,000 for the nine months ended September 30, 2025 and 2024, respectively. The cash used in investing activities was primarily for the purchase of businesses in the prior period and additional cost method investments.

Cash provided by financing activities

Cash flows provided by financing activities was $435,579 for the nine months ended September 30, 2025 compared to cash provided by financing activities of $480,218 during the nine months ended September 30, 2024. During the 2025 period, we received $830,000 in proceeds from sales of Series A preferred stock, proceeds of $593,371 from notes payable and $35,965 in related party notes payable and we paid $322,543 in dividends to preferred stockholders, made payments totaling $455,369 on notes payable, made payments totaling $167,845 related to contingent consideration and made distributions totaling $48,000 to our non-controlling interest holders. During the 2024 period, we received $20,000 in proceeds from sales of Series A preferred stock, $732,300 in proceeds from notes payable, and $200,000 in proceeds from related party notes payables, made payments of $234,596 in dividends to preferred stockholders, made payments totaling $238,046 on notes payable, made payments of $1,000 on related party notes payable, and $3,600 in distribution to non-controlling interest holders.

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

Contractual commitments

RevenueZen Acquisition: The Company has determined the final amount obligated to pay to the sellers of RevenueZen, contingent upon the business achieving a specified gross profit threshold within one year to be $680,662.  On February 28, 2025, the Company and the RevenueZen sellers agreed to the final earn-out amount to be $682,000 and modified the payment terms to be paid with a cash payment of $72,000, $100,000 to be paid through profit sharing by using 30% of Net Operating Income, $100,000 in value for $79,240 stock options to purchase shares of common stock, $70,000 in Series A preferred stock, and $340,000 in a promissory note. The promissory note, has a term of 60 months and accrues interest at 19%. The stock options have an exercise price of $1.34, have a term of 10 years, and are vested immediately. As of September 30, 2025, the Company estimated the remaining obligations owed under the revenue share obligation to be $74,043,

First Page Acquisition: The Company agreed to pay a revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. As of September 30, 2025, the Company estimated the remaining obligations owed under the revenue share provisions to be $103,654 resulting in a change in the fair value of the contingent consideration of $67,384.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of September 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because:

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

•

The design and maintenance of effective internal controls over the accounting for impairment of goodwill and intangible assets and purchase accounting was ineffective. Specifically, certain control activities to ensure the impairment testing was performed in the appropriate order and that the assumptions used in developing the estimated fair value of the assets subject to impairment testing were not performed on a timely basis or at the appropriate level of precision. These control deficiencies resulted in the revision of the Company’s consolidated financial statements for the year ended December 31, 2023 and the quarterly periods in 2024.

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

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, management is working towards remediation of these weaknesses  including addition of accounting personnel and to evaluate and implement procedures that will strengthen our internal controls. While we believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting, there is no assurance that we will demonstrate sufficient improvement that the material weakness will be remediated. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material legal proceedings.

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

We were incorporated on July 20, 2020, and have conducted operations since May 2019. We have incurred operating losses and experienced negative cash flow since our inception. We incurred a net loss of $1,773,942 for the year ended December 31, 2024 and $1,966,635 for the nine months ended September 30, 2025. We anticipate that we will continue to incur operating losses through at least 2026.

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

In October 2025 we raised $1 million in gross proceeds pursuant to a private offering consisting of units comprised of common stock and warrants to purchase common stock; however, we can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and acquisition activities are forward-looking statements and involve risks and uncertainties.

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

We will require additional funds to further develop our business plan. Based on our current operating plans, we believe we need to make additional acquisitions of online businesses, technologies, or other assets to generate enough cashflow to carry our overhead costs. We may choose to raise additional capital in order to expedite and propel growth more rapidly. In October 2025 we raised $1 million in gross proceeds pursuant to a private offering consisting of units comprised of common stock and warrants to purchase common stock. We can give no assurance that we will be successful in raising any additional funds. Additionally, if we are unable to generate sufficient revenues from our sales and operating activities, we may need to raise additional funds, doing so through debt and equity offerings, in order to meet our expected future liquidity and capital requirements, including capital required for operations. Any such financing that we undertake will likely be dilutive to current stockholders.

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

In October 2025 we raised $1 million in gross proceeds pursuant to a private offering consisting of units comprised of common stock and warrants to purchase common stock, but we will need to raise additional funds in the future to fund our working capital needs and to fund further expansion of our business. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(c)	Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

ONFOLIO HOLDINGS INC. Registrant

Date: November 14, 2025	By:	/s/ Dominic Wells
Dominic Wells Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Adam Trainor
Adam Trainor Chief Financial Officer (Principal Financial and Accounting Officer)

