Form 10-K
period 2025-12-31
Onfolio Holdings, Inc
filed 2026-03-31
CIK 1825452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,162,115 as of June 30, 2025.

As of March 31, 2026, there were 5,863,214 shares outstanding of the registrant’s common stock, $0.001 par value.

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

●	our ability to achieve significant revenues and sustained profitability;
●	impairment of goodwill and long-lived assets
●	changes in customer demand;
●	our ability to develop our brands cost-effectively, to attract new customers and retain customers on a cost-effective basis;
●	our ability to compete in the markets in which our online businesses participate;
●	our ability to make strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses;
●	our ability to continue to successfully manage our online businesses on a combined basis;
●	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
●	our market position and market conditions, including the effects of government policies, tariffs and trade barriers;
●	the occurrence of war and or other hostilities, political instability or catastrophic events;
●	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment;
●	risks related to, and the costs associated with, environmental, social and governance (ESG) matters, including the scope and pace of related rulemaking activity;
●	other risks to which our Company is subject;
●	other factors beyond the Company’s control; and
●	other factors and risks described under “Risk Factors” herein and in any of the Company’s subsequent reports filed with the SEC and available on its website at www.sec.gov.

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

Our ideal acquisition candidate has the following characteristics:

●	Proven customer acquisition track record ;
●	A product, physical or digital with satisfied customers and brand equity;
●	Upwards growth trajectory;
●	Growing industry or sector;
●	Attractive purchase price;
●	Under-utilized marketing assets or channels;
●	Passionate, high-value audience or customer base;
●	Attractive profit margin and cashflow; and
●	Diversified traffic and revenue sources.

We currently operate in the following business models: B2C eCommerce, B2B SEO and marketing services as well as B2B digital products. We anticipate a combination of continuous expansion of these verticals and increasing our share within them. Our business model is not based around success in a particular “niche,” but rather focusing on certain verticals and mediums where online marketing has a key part to play (either as a means of growth for the businesses themselves, or as the service the businesses provide).

Market Opportunity

We acquire controlling interests in and actively manage small online businesses. We characterize small online businesses as those that generate annual cash flows of up to $5 million per year. We believe that the acquisition market for these online businesses is highly fragmented and often provides opportunities to purchase at attractive prices and achieve positive outcomes for our shareholders. We believe this is driven by the following factors:

●	third-party financing for these acquisitions is often less available or terms are less favorable for the borrower;

●	sellers of these online businesses frequently consider non-economic factors, such as legacy or the effect of the sale on their employees;
●	these online businesses are more likely to be sold outside of an auction process or as part of a limited process;
●	“add-on” acquisitions can often be completed at attractive multiples of cash flow
●	many would-be buyers of these online businesses are restricted by their inability to operate these online businesses; and
●

the existence of a sweet spot where online businesses are too big for small/individual buyers and too small for other institutional buyers. We desire to be among the best resourced and most experienced buyers in this acquisition sector.

Competitive Strengths

We believe that the following competitive strengths contribute to our success and distinguish us from our competitors:

●

our senior management team has approximately 40 years of combined experience in Internet connected businesses. We believe that we have assembled a senior management team with highly complementary skills and experiences in the industry, accounting, finance, and acquisitions;

●	our team is decentralized and cross border, which enables us to identify, recruit and retain high quality talent wherever they reside;
●	many buyers focus on one vertical or niche, which limits their opportunity and concentrates their risk. We operate in a wider industry with competence in multiple models;
●	we believe our disciplined approach to our target market provides opportunities to methodically purchase attractive online businesses at values that are accretive to our shareholders;
●

we believe our management team’s strong relationships with industry executives, accountants, attorneys, business brokers, commercial and investment bankers, and other potential sources of acquisition opportunities offer us substantial opportunities to assess small online businesses available for acquisition;

●

we believe our financial structure allows us to acquire online businesses efficiently with little or no third-party financing contingencies and, following acquisition, to provide our subsidiaries with access to growth capital, without being dependent on third-party transaction financing;

●

it has been our experience that our ability to acquire online businesses without the cumbersome delays and conditions typical of third-party transactional financing is appealing to sellers of online businesses who are interested in confidentiality and certainty to close;

●	we believe that as a public company, we could be considered a preferred buyer of these online businesses, due to the above factors being added to the integrity that a public company brings; and
●

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

Before we acquire service businesses, such as those offering SEO or digital marketing services, we research and evaluate the company’s reputation and acquire feedback across various platforms to gauge overall customer satisfaction. Additionally, we assess the rate of client retention and contract renewals, as these are strong indicators of the quality and value of the services provided. We may also trial their products to evaluate the quality of the services provided.

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

Our Online Businesses

Our Company is structured as follows:

We own and/or manage the following 17 online businesses:

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

Allthingsdogs.com – Own

In December 2020, we acquired Allthingsdogs.com. Allthingsdogs.com is a publishing website in the pet dog vertical. It publishes informational articles related to every breed of dog. The information ranges from how to care for a certain breed, to the best types of dog food, to training tips. As well as advertising revenue, the website earns money from affiliate commissions and sales of its own ebooks and informational products. This website is one of our three online businesses in the dog vertical, providing us with significant growth opportunities and operational efficiencies, plus economies of scale as we offer digital products, physical products, and work with key vendors in the industry. As our audience grows into the hundreds of thousands across the Allthingsdogs.com and Woofwhiskers.com sites, we expect the pet dog aspect of our portfolio to grow in stature and revenue. Our Company holds a 100% ownership stake in Allthingsdogs.com.

DealPipe.io - Own

In November 2023, we launched DealPipe, a service for sourcing “off-market” acquisition targets. Dealpipe utilizes our Company’s experience sourcing off-market deals for ourselves, offering this service to others. The DealPipe team is excited to help serial acquirers find online or offline businesses to add to their portfolios, and to help business owners find good homes for their businesses. Dealpipe earns monthly retainers, plus a success fee based on a percentage of the successful acquisition price, creating a lucrative business model. Our Company holds a 100% ownership stake in DealPipe.io

PaceGenerative – Own

In June 2025, we launched Pace Generative, a dedicated Generative Engine Optimization (“GEO”) agency focused on helping brands appear prominently in AI-generated search results and answers. Pace Generative provides services including question-driven content development, AI-optimized site structure, language and topic alignment for AI models, and strategic publishing designed to increase visibility within AI-powered platforms such as ChatGPT, Google AI Overviews, and Perplexity. The agency targets businesses in sectors where authoritative, trust-dependent content is critical, including healthcare, finance, law, education, consulting, and B2B services. Our Company holds a 100% ownership stake in Pace Generative.

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

Woofwhiskers.com – Manage/Own

In June 2020, we began to manage Woofwhiskers.com. Woofwhiskers.com is a website reviewing dog food, providing high quality reviews, and receiving lucrative referral fees from dog food companies. The dog food space is competitive, and vendors build strong relationships with high quality publishers to help promote their brands. Woofwhiskers.com is one such website which enjoys strong relationships in the space. Over time, Woofwhiskers.com is building its own audience of dog lovers and will launch its own digital products, and eventually physical products. This website is one of our three online businesses in the dog vertical, providing us with significant growth opportunities and operational efficiencies, plus economies of scale as we offer digital products, physical products, and work with key vendors in the industry. These online businesses earn revenue from display advertising and from affiliate commissions. Our Company holds a 35.8% ownership stake in Onfolio JV IV LLC, which owns Woofwhiskers.com, and owned Perfectdogbreeds.com until the sale of the Perfectdogbreeds.com business operations in July 2025.

Craftwhack.com – Manage/Own

In May 2020, we began to manage Craftwhack.com. Craftwhack.com is a website with free content teaching people how to perform certain arts and crafts. It earns revenue from affiliate commissions and display advertising. Similar to the dog vertical, we manage or own numerous sites in the crafting/DIY/home vertical, and plan to continue growing and improving our presence in the space. Audiences are passionate in this industry, and our skills in content publishing, eCommerce, and digital products gives us ample opportunity to add value and grow revenues in the space. As we now have more presence and more of our owned products in the space, we plan to use Craftwhack.com to continue to grow revenues across the portfolio and generate profits in its own right. Our Company receives 20% of free cash flows for managing this website and we hold a 20% ownership stake in Onfolio Groupbuild 1 LLC, which owns Craftwhack.com and BackgroundHawk.com.

Backgroundhawk.com – Manage/Own

In October 2020, we began to manage Backgroundhawk.com. Backgroundhawk.com is a review website and sits squarely in the growing and lucrative background check and legal check industry. Our Company receives 20% of free cash flows for managing this website. Our Company receives 20% of free cash flows for managing this website and we hold a 20% ownership stake in Onfolio Groupbuild 1 LLC, which owns Craftwhack.com and BackgroundHawk.com.

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

2024 and 2025 Divestitures and Impairments

Divestures

Asubtlerevelry.com – Divested June 2025

In January 2020, we began to manage Asubtlerevelry.com. Asubtlerevelry.com covers topics ranging from hosting a house party, to bachelorette party ideas, to recipes, to crafts. The site is a pure content and display advertising site. Long term, the site is forming a strong part of the growing craft/DIY vertical that several of our other managed sites are in. Our Company holds a 10.70% ownership stake in Onfolio JV II LLC, which owned Asubtlerevelry.com until the sale of the business operations in June 2025.

Perfectdogbreeds.com – Divested July 2025

In October 2020, we began to manage Perfectdogbreeds.com. Perfectdogbreeds.com is a guide to owning all the different breeds of dogs in existence. The website earns revenue from display advertising. Our Company holds a 35.8% ownership stake in Onfolio JV IV LLC, which owns Woofwhiskers.com, and owned Perfectdogbreeds.com until the sale of the Perfectdogbreeds.com business operations in July 2025.

Preventdirectaccess.com/Passwordprotectwp.com – Divested December 2024

In October 2022, we acquired Preventdirectaccess.com/Passwordprotectwp.com, which provides a suite of optimization, customization, privacy and security products and services for WordPress websites, with the core offerings consisting of (i) the WordPress plugin known as PREVENT DIRECT ACCESS available via the website preventdirectaccess.com, and (ii) the WordPress plugin known as PASSWORD PROTECT WORDPRESS available via the website passwordprotectwp.com. Customers of these websites utilize these online businesses’ security plugins that allow bloggers, creators, agencies, and SMBs to protect their digital assets, products, and content. Our Company held a 100% ownership stake in Preventdirectaccess.com / Passwordprotectwp.com (“WPFolio LLC”) until the sale of the business operations for $780,000 in an all-cash transaction. We divested this business to align the wider portfolio more closely with our growing B2B agency and information products business lines.

Mightydeals.com – Divested January 2026

In January 2021, we acquired Mightydeals.com and its related domain names. Mightydeals.com is a vendor of design bundles and deals for freelance designers, agencies, hobbyists and solopreneurs. The online business works with creators of design templates, fonts, software, and training (the vendors) and offers their works at steep discounts. It then shares the revenue with the vendors.  We divested this business to align the wider portfolio more closely with our growing B2B agency and information products business lines.

Impairments

During the year ended December 31, 2025, the Company recognized an impairment loss of approximately $217,000 related to the investment in allthingsdogs.com, as a result of a decline in the estimated fair value of the asset based on expected disposition proceeds and a discounted cash flow analysis.

Additionally, during the year ended December 31, 2025, the Company recognized an impairment loss of approximately $223,000 related to DDS Rank, as a result of projected declines in operating performance. Management performed a recoverability test and determined that the estimated undiscounted future cash flows were insufficient to recover the carrying amount of the asset group.

During the year ended December 31, 2025, the Company recognized an impairment loss of approximately $269,000 related to the equity method investment in JV IV, as a result of the sale of its investment in perfectdogbreeds.com. The investment in JV IV was impaired in full as the Company does not expect a future benefit as it divested of all major assets.

During the year ended December 31, 2025, the Company recognized an impairment loss of approximately $25,000 related to the cost method investment in JV II, as a result of the sale of its investment in asubtlerevelry.com. The investment in JV II was impaired in full as the Company does not expect a future benefit as it divested of all major assets.

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

We may sometimes find our individual brands competing against one another, but the main factor we compete on is deal flow and closing acquisitions at an attractive price. In the acquisition space we believe the principal competitive factors are:

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

Vital Reaction competes with brands such as DrinkHRW, DrMercola and Quicksilver Scientific. In this industry we believe the  principal competitive factors are:

•	quality of product;
•	communication of benefits;
•	price of product;
•	safety; and
•	customer satisfaction.

Pace Generative may compete with other agencies offering Generative Engine Optimization or AI visibility services, an emerging category that includes firms such as Profound Strategy, Terakeet, and other digital marketing agencies expanding into AI search optimization.

We believe in this industry the principal competitive factors are:

•	depth of expertise in AI-driven search platforms;
•	quality of content strategy and execution;
•	ability to deliver measurable visibility in AI-generated results; and
•	customer satisfaction.

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

Because we conduct substantially all of our business on the Internet, we are particularly sensitive to laws and regulations that could adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact whether or how we may provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and/or undermine an open and neutrally administered Internet access. For example, in December 2017, the U.S. Federal Communications Commission (the “FCC”) adopted the Restoring Internet Freedom Order. This order, which was released in January 2018 and took effect in June 2018, reversed net neutrality protections in the United States that had been in place since 2015, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. In April 2024, the FCC reinstated net neutrality rules, but in early 2025, a U.S. federal appeals court blocked the new rules. Also, Section 230 of the Communications Decency Act of 1996 (“Section 230”), which generally provides immunity for website publishers from liability for third party content appearing on their platforms and the good faith removal of third party content from their platforms that they may deem obscene or offensive (even if constitutionally protected speech), since its adoption has been (and continues to be) subject to a number of challenges. The immunities conferred by Section 230 could also be narrowed or eliminated through amendment, regulatory action or judicial interpretation. In 2018, the U.S. Congress amended Section 230 to remove certain immunities and most recently, in 2020, various members of the U.S. Congress introduced bills to further limit Section 230, and a petition was filed by a Department of Commerce entity with the Federal Communications Commission to commence a rulemaking to further limit Section 230. Any future adverse changes to Section 230 could result in additional compliance costs for us and/or exposure for additional liabilities.

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

Moreover, while multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various U.S. state legislatures, certain U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 (the “CCPA”). The CCPA provides new data privacy rights for California consumers, and restricts the ability of certain of our websites to use personal California user and subscriber information in connection with their various products, services and operations. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages. In addition, on November 3, 2020, California voters approved Proposition 24 (the “California Privacy Rights Act of 2020”), which amends certain provisions of the CCPA and became effective January 1, 2023, will further restrict the ability of certain of our websites to use personal California user and subscriber information in connection with their various products, services and operations and/or impose additional operational requirements on such websites. Lastly, the U.S. Federal Trade Commission has also increased its focus on privacy and data security practices, as evidenced by the first-of-its-kind, $5 billion dollar fine against a social media platform for privacy violations in 2019. As a result, we could be subject to various private and governmental claims and actions in this area.

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

Non-Government Regulation

From a non-Governmental standpoint, we also need to comply with policies and terms of service on various platforms, including but not limited to: Facebook, Facebook Ads, Instagram, Pinterest, Google Ads, Google Search, X, TikTok, and YouTube.

Properties and Facilities

The Company is a remote company, meaning that it does not have a physical office where employees work. Our executive officers and other employees have the option of either telecommuting or working from somewhere else. We lease and maintain an office at the Executive Centre Taipei, Level 4, Neihu New Century Building No, No. 55, Zhouzi St, Neihu District, Taipei City, 114, Taiwan (approximately $400 per month), and a community and co-working space at The Mill at 1007 North Orange Street, 4th Floor Wilmington, Delaware 19801 ($75 per month). We do not currently own any real estate. We consider our space at 1007 North Orange Street, 4th Floor Wilmington, Delaware 19801 to be our principal executive office.

Legal Proceedings

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Employees

Our company, including all its subsidiaries, has 27 full-time employees. It also utilizes 12 full-time contractors in connection with its business operations.

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

Risks Related to Our Business – General

We may not be able to continue to successfully manage our online businesses on a combined basis.

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

We have incurred operating losses and experienced negative cash flow since our inception. We incurred a net loss of $2,540,368 and $1,773,942 for the year ended December 31, 2025 and December 31, 2024, respectively. We may continue to incur operating losses through at least 2026.

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

As described in Note 3 of our accompanying audited financial statements, our auditors have issued a going concern opinion on our December 31, 2025 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing, debt financing and/or related party advances, however there is no assurance of additional funding being available. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

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

In October 2025 we raised $1.0 million in gross proceeds pursuant to a private offering consisting of units comprised of common stock and warrants to purchase common stock, and in November 2025 we issued senior secured convertible notes in the aggregate principal amount of $6.0 million (the “Senior Secured Notes”), but we will need to raise additional funds in the future to fund our working capital needs and to fund further expansion of our business. Although Company has authorized senior secured convertible notes of the Company, in the aggregate original principal amount of up to $300,000,000, depending on a number of factors, we may not be able to nor desire to sell any additional authorized senior secured convertible notes. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

The Senior Secured Notes provide the note holder with liens on substantially all of our assets and contains financial covenants and other restrictions on our actions, which may cause significant risks to our stockholders and may impact our ability to operate our business. Any failure to meet our debt and other financial obligations or maintain compliance with related covenants could harm our business, financial condition, and results of operations.

On November 17, 2025, we issued the Senior Secured Notes in the aggregate principal amount of $6.0 million.  In connection with the securities purchase agreement (the “Securities Purchase Agreement”) with the buyer relating to the Senior Secured Notes and the issuance of the Senior Secured Notes, we entered into a  Security and Pledge Agreement (the “Security Agreement”) with the lead buyers, in its capacity as collateral agent, pursuant to which we granted to the lead buyer, for the ratable benefit of the lead buyer and the other buyers, a valid, perfected and enforceable security interest in all personal property and assets of the Company and its subsidiaries, which assets include substantially all of the assets of the Company and certain of the Company’s subsidiaries.

Pursuant to terms of the Senior Secured Notes and the Security Agreement, we have granted liens on substantially all of our assets, as collateral, and have agreed to significant covenants, including covenants that materially limit our ability to take certain actions, including our ability to pay dividends on our common stock, make certain investments and other payments, incur additional indebtedness, encumber and dispose of assets and customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgements and insolvency. For example, the Security Agreement contains restrictions on our ability to purchase or dispose of assets and have other affirmative and negative covenants that impact how we run our business. A failure to comply with the covenants and other provisions of the Senior Secured Notes (and any additional senior secured convertible notes of the Company we may issue) and the Security Agreement, including any failure to make a payment when required, would generally result in events of default under such instruments.

Our ability to make scheduled payments on the Senior Secured Notes (and any additional senior secured convertible notes we may issue) and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond our control. Failure within any applicable grace or cure periods to make such payments, comply with the financial covenants, or any other non-financial or restrictive covenant, would create a default under the Senior Secured Notes (and any additional senior secured convertible notes of the Company we may issue). Our cash flow and existing capital resources may be insufficient to repay our debt on each payment date and at maturity, in which case we would have to extend such payment date or maturity date, as applicable, or otherwise repay, refinance, and/or restructure the obligations under the Senior Secured Notes (and any additional senior secured convertible notes of the Company we may issue), including with proceeds from the sale of assets, and additional equity or debt capital. If we are unsuccessful in obtaining such extension, or entering into such repayment, refinance, or restructure prior to any payment date or maturity, as applicable, or any other default existed under the Senior Secured Notes (and any additional senior secured convertible notes of the Company we may issue), the interest rate would increase during the period of such default, the note holder would have an option to convert all or any portion of the Senior Secured Notes (and any additional senior secured convertible notes of the Company we may issue)  at a lower conversion price, and the note holder would have the right to require us to redeem all or any portion of the Senior Secured Notes (and any additional senior secured convertible notes of the Company we may issue) at a 120% redemption price, which would jeopardize our ability to continue our current operations and result in a material adverse effect on us.

Additionally, in connection with the Securities Purchase agreement, we issued rights to receive common stock (“Rights”) to the buyers of the Senior Secured Notes and we entered into a registration rights agreement (“Registration Rights Agreement”) with the buyers of the Senior Secured Notes whereby we agreed to register with the U.S. Securities and Exchange Commission the shares of common stock received by the buyers pursuant to the Rights and upon conversion of the Senior Secured Notes. The Registrations Rights Agreement contains certain covenants and other obligations that subject us to damages, including liquidated damages, if we breach such covenants or fail to fulfill such obligations. Our failure to meet our obligations or maintain compliance with related covenants could harm our business, financial condition, and results of operations since such failures could cause us to utilize significant portions of our cash reserves and adversely affect our liquidity.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Senior Secured Notes when they come due.

On November 17, 2025, we issued the Senior Secured Notes in the aggregate principal amount of $6.0 million. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;
•	limiting our ability to obtain additional financing on acceptable terms or at all;
•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•	limiting our flexibility to plan for, or react to, changes in our business
•	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Senior Secured Notes and related Rights; and
•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under the Senior Secured Notes and our cash needs may increase in the future.

We may not have the ability to raise the funds necessary to settle conversions of the Senior Secured Notes in cash or to repurchase the notes upon an event of default or a fundamental change.

Holders of our Senior Secured Notes will have the right, subject to certain conditions and exceptions, to require us to repurchase all or any portion of their notes upon the occurrence of an event of default or a fundamental change at a repurchase price equal to 120% of the principal amount of the Senior Secured Notes to be repurchased, plus accrued and unpaid interest, if any, and other penalties. In addition, upon conversion of the Senior Secured Notes, unless the Senior Secured Noteholders elect to receive solely shares of our common stock to settle such conversion, we will be required to make cash payments with respect to the Senior Secured Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Senior Secured Notes surrendered therefor or pay cash with respect to the Senior Secured Notes being converted. In addition, our ability to repurchase the Senior Secured Notes or to pay cash upon conversions of the Senior Secured Notes may be limited by law or by regulatory authority or otherwise. Our failure to repurchase the Senior Secured Notes at a time when the repurchase is required by the Securities Purchase Agreement and the Senior Secured Notes or to pay any cash payable on future conversions of the Senior Secured Notes as required by the Securities Purchase Agreement and the Senior Secured Notes would constitute a default under the Securities Purchase Agreement and the Senior Secured Notes. A default under the Securities Purchase Agreement and the Senior Secured Notes or the fundamental change itself could also lead to a default under other agreements we are subject to. If the repayment of the other related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Senior Secured Notes or make cash payments upon conversions thereof.

We are currently in default pursuant to the Senior Secured Notes and Registration Rights Agreement.

The Senior Secured Notes and Registration Rights Agreement contain certain covenants that we did not meet, which caused the triggering of certain events of default as more fully described in the Senior Secured Notes and Registration Rights Agreement. Our breach of such covenants included our failure to settle our Eastern Standard Note for common shares, our failure to have an registration statement covering the shares of common stock underlying the Senior Secured Notes declared effective within a certain timeframe, and our failure to pay to the Senior Secured Noteholders a percentage of net proceeds received pursuant to the sale of certain assets, all as more fully described in the Senior Secured Notes and Registration Rights Agreement. As a result, the Senior Secured Noteholders are entitled to: (i) 62.5% of the net proceeds from the sale of our Mightydeals.com business, (ii) redeem all, or any portion, of the Senior Secured Notes in cash at any time, (iii) adjust the conversion price of the Senior Secured Notes from the initial $0.984 per share, subject to adjustment, to an alternate conversion price, which shall remain in effect during the occurrence and continuance of an event of default, which is equal to 85% of the lowest VWAP of our common stock of any trading day during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, and (iv) approximately $400,000 in liquidated damages. As of March 31, 2026, the Senior Secured Noteholders have not exercised any default remedies that they are entitled to and we are currently negotiating a waiver with the Senior Secured Noteholders to waive the default remedies described in items (i), (ii) and (iv) above. No assurances can be made; however, that any or all of the default remedies described above will be waived by the Senior Secured Noteholders or that any waiver of any or all of the default remedies described above will occur at all.

Certain provisions in the Securities Purchase Agreement and the Senior Secured Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the Securities Purchase Agreement and the Senior Secured Notes may make it more difficult or expensive for a third party to acquire us. For example, the Securities Purchase Agreement and the Senior Secured Notes require us to repurchase the Senior Secured Notes upon the occurrence of an event of default or a fundamental change at a cash repurchase price equal to 120% of the principal amount of the Senior Secured Notes to be repurchased, plus accrued and unpaid interest, if any, and other potential penalties, and to increase the conversion rate for a holder that converts its Senior Secured Notes in connection with such a transaction. As a result, a takeover of us could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

EasternStandard.com

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

Pace Generative

•

AI Search Platform Algorithm and Policy Changes. Pace Generative's services depend on AI platforms citing and referencing its clients' content when generating responses. If major AI platforms alter how they select, surface, or attribute sources, or reduce the use of external citations altogether, Pace Generative's ability to deliver measurable results for clients could diminish, which could in turn negatively affect client retention and the Company's revenue.

•

Nascent Generative Engine Optimization Market. Pace Generative operates in the emerging Generative Engine Optimization (GEO) market, which helps brands gain visibility in AI-powered search platforms such as ChatGPT, Perplexity, and Google's AI Overviews. Because this market is still in its early stages, there is no guarantee that demand for GEO services will grow as anticipated. If businesses do not prioritize AI search visibility, or if the shift from traditional search to AI-generated answers occurs more slowly than expected, Pace Generative's revenue could be negatively impacted.

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

Even if we conduct extensive due diligence on a target website that we acquire, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets or incur impairment or other charges that could result in our reporting losses. Management has a process to evaluate the viability and profitability of each business. If and when management concludes that a business has a significantly reduced future value, management will assess the asset for possible impairment in the quarter management reaches that conclusion. During the year ended December 31, 2025, the Company recognized impairment losses of approximately $217,000 related to allthingsdogs.com and approximately $223,000 related to DDS Rank, respectively. So, even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the acquisition transaction or thereafter. Accordingly, we could experience a significant negative effect on our financial condition, results of operations and the price of our securities. As of the date of this Report on Form 10-K, we have no agreements to make any additional acquisitions.

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

Risks Related to our Digital Assets Treasury Strategy

Our investments in digital assets subject us to significant volatility and potential losses.

We have used approximately $2.44 million of the net proceeds from the Senior Secured Notes to purchase digital assets, including Ethereum, Solana and Bitcoin. Digital assets are highly volatile and have experienced significant price fluctuations over short periods of time. As a result, the value of our holdings may decline materially, which could require us to recognize impairment charges or realized losses and could adversely affect our financial condition and results of operations. The digital asset market is relatively new and operates with limited regulatory oversight compared to traditional financial markets. Prices may be influenced by factors beyond our control, including regulatory developments, market sentiment, technological changes, cybersecurity incidents, and the financial condition or failure of major market participants. In addition, digital assets may be less liquid than other investments, and we may be unable to sell our holdings at favorable prices, or at all, during periods of market disruption. Accordingly, our digital asset strategy exposes us to risks that could materially and adversely impact our business and financial results.

We face risks relating to the custody and security of our digital assets, including the potential loss or compromise of private keys and cyberattacks.

We hold digital assets, including Ethereum, Solana and Bitcoin, with third-party custodians that are responsible for safeguarding the associated private keys. The insurance maintained by such custodians, if any, may cover only a limited portion of the value of our digital asset holdings, and there can be no assurance that such coverage will be adequate or maintained. Digital assets are controllable only by the holder of the applicable public and private keys. While public keys are recorded on the blockchain, private keys must be securely maintained to prevent unauthorized access. If the private keys associated with our digital asset holdings are lost, destroyed, or otherwise compromised, and no backup is available, we may permanently lose access to some or all of our digital assets. In addition, digital asset custodians, wallets and related technologies have been subject to cyberattacks, security breaches and other malicious activities, and may be vulnerable to future incidents. Any such loss, theft or compromise could result in significant financial loss and materially and adversely affect our business and financial condition.

Our increased digital assets holdings have required substantial changes in our day-to-day operations and have exposed and continue to expose us to significant operational risks.

Our increased digital assets holdings since the third quarter of 2025 exposed, and continues to expose, us to significant operational risks. Digital assets’ PoS consensus mechanism requires that we operate validator nodes, employ secure key management and implement slashing protection. It also requires that we maintain constant up time to ensure that we are eligible for staking rewards and to avoid penalties. In addition, the digital assets ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs and it could cause temporary service disruptions. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute our digital assets strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.

Our common stock may trade at a substantial premium or discount to the value of the digital assets we hold, and our stock price may be more volatile than the price of digital assets.

The market price of our common stock reflects many factors that do not affect the spot price of our digital assets and may therefore diverge materially—positively or negatively—from the per-share value of our digital assets holdings (net of cash, other assets and liabilities). These factors include, among others: our corporate-level expenses; taxes; the timing, size and pricing of equity or debt financings (including at-the-market offerings or convertible securities), equity awards and other sources of dilution; expectations about our future purchases or sales of digital assets, staking activity or special distributions; our liquidity, public float, short interest and securities lending/borrow dynamics; the availability and pricing of exchange-listed alternatives (such as exchange-traded products holding digital assets) and differences between those vehicles and a corporate issuer (including the absence in our case of an in-kind creation/redemption mechanism that can reduce premiums/discounts); differences in trading hours and market microstructure between our common stock and spot markets for digital assets; changes in index inclusion, analyst coverage or investor sentiment toward us as an operating company; our corporate governance, financial reporting and any actual or perceived operational, custody, technology or regulatory risks specific to us; and broader equity-market conditions independent of crypto-asset markets. As a result, our stock may trade at a premium or discount to the value of our digital assets  holdings for extended periods, and may be more volatile than the price of our digital assets . Accordingly, investors could lose all or a substantial part of their investment even if the market price of our digital assets  does not decline, and may not benefit commensurately from increases in the market price of our digital assets.

Digital assets have a limited operating history and are highly volatile, and volatility in the price of our digital assets could materially adversely affect our financial results and the market price of our common stock.

Digital assets are a highly volatile asset, and fluctuations in the prices of digital assets are likely to influence our financial results and the market price of our common stock. The market value of digital assets is not related to any specific company, government or asset. The valuation of digital assets depends on a number of factors, including future expectations for the value of the digital asset  networks, the number of digital assets transactions and the overall usage of digital assets as an asset. A significant portion of digital assets’ value is speculative and depends on factors such as expectations regarding the digital asset  networks, transaction activity and broader adoption, which contributes to price volatility.

Our digital asset treasury strategy has a limited operating history and may not perform as we expect across different market conditions. If the price of our digital assets decreases materially or we are unable to execute our treasury strategy (including acquiring, holding, and staking our digital assets) as intended, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected. Our ability to pursue this strategy also depends, in significant part, on our ability to raise capital on acceptable terms.

Our financial results and the market price of our common stock would be adversely affected, and our business and financial condition would be negatively impacted if the price of our digital assets decreased substantially, including as a result of:

•	decreased user and investor confidence in digital assets, including due to the various factors described herein;

•

investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of digital assets by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of digital assets associated with significant hacks, seizures, or forfeitures; and (iii) actual or perceived manipulation of the spot or derivative markets for digital assets or spot digital assets exchange-traded products (“ETPs”);

•

negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, digital assets or the broader digital assets industry, for example, (i) public perception that digital assets can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major digital asset participants; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; (iv) the actual or perceived environmental impact of digital assets and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the digital assets related processes; and (v) changes in government regulations;

•	changes in consumer preferences and the perceived value or prospects of digital assets;

•

a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for digital assets purchase and sale transactions to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of our digital assets or adversely affect investor confidence in digital assets generally;

•	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

•

changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between the U.S/Israel and Iran, Russia and Ukraine and the economic sanctions adopted in response to the conflict, the broadening of the U.S/Israel and Iran conflict to other countries in the Middle East and the ongoing situation in Venezuela.

Security breaches or cyberattacks could result in loss of our digital assets.

Substantially all of the digital assets we own are held in custody accounts at institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our digital assets activities. A successful security breach or cyberattack could result in:

•

a partial or total loss of our digital assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our digital assets or other agreements with third-party platforms and service providers;

•	harm to our reputation and brand;

•

improper disclosure of data and violations of applicable data privacy and other laws; or significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

In addition, the digital asset networks and the digital asset service providers we rely on depend on Internet connectivity and the integrity of Internet routing. Denial-of-service attacks can cause temporary delays in block creation and transfers. Border gateway protocol hijacking, or BGP hijacking, may allow an attacker to intercept or reroute traffic, isolate portions of the network, and increase the risk of double-spending or other security failures. Any such disruption could impair our ability to transfer our digital assets, disrupt staking or other treasury activities, reduce confidence in digital assets, and adversely affect the price of our digital assets and the market price of our common stock.

Cyberattacks are increasing in frequency, persistence, and sophistication, including by well-funded and organized groups and state actors. The methods used to obtain unauthorized access to systems and information, disrupt services, or sabotage operations evolve rapidly and may be difficult to detect, and attacks may target our systems or those of our third-party service providers and partners. We may experience breaches due to human error, malfeasance, insider threats, or system vulnerabilities, including through hacking, social engineering, phishing, and fraud. Certain threats may remain dormant or undetected for extended periods, and remote-work arrangements and geopolitical conflicts may increase cybersecurity risks.

Digital asset transactions generally are not reversible without the consent and active participation of the recipient (or, in theory, control or consent of a majority of the network’s processing power). As a result, if unauthorized parties obtain access to our digital assets, compromise private keys or other credentials, or effect an unauthorized or erroneous transfer, whether through compromise of our systems or those of our custodians, staking providers, execution partners, or other third parties, we may be unable to recover the affected digital assets , or otherwise unwind or remediate unauthorized or erroneous transactions in a timely manner. Any such loss could materially and adversely affect our business, financial condition, and results of operations.

A “fork” in the network protocols could adversely affect the value of our digital assets holdings.

The digital asset networks operate using open-source protocols, meaning that any user can become a node and participating in the network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to a network’s source code and then propose that the respective network community support the modification. These proposed modifications to the network’s source code, if adopted, can lead to forks.

Forks in the digital asset protocols may lead to disruptions, security risks or declines in our digital assets value. A “fork” occurs when a change to the digital asset network’s source code creates two incompatible versions of the blockchain, resulting in separate networks. Forks may be planned (e.g., upgrades to the Ethereum protocol like the Merge or Dencun) or unplanned (e.g., due to software bugs or validator disagreement). Planned forks are designed to improve performance or introduce new features, but they may introduce bugs, security vulnerabilities, or unexpected economic consequences. Unplanned forks can arise from client software inconsistencies or protocol failures, causing network instability or fragmentation. In either case, forks may result in operational outages, user confusion, replay attacks and reduced validator participation, all of which could adversely affect the price of our digital assets. Our digital assets holdings, staking activities and related treasury strategy could be materially negatively impacted in the event of such a fork.

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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the California Consumer Privacy Act (“CCPA”), which came into force in 2020, provides data privacy rights for California consumers and operational requirements for covered companies. Specifically, the CCPA mandates that covered companies provide disclosures to California consumers and afford such consumers data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, on January 1, 2023, the California Privacy Rights Act (“CPRA took effect and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. In addition to California, the following states have enacted laws that are either currently in effect or becoming effective this year: Virginia, Colorado, Connecticut, Utah, Texas, Oregon, Montana, Florida, Delaware, Iowa, Nebraska, New Hampshire, New Jersey, Tennessee, Minnesota, Maryland, Indiana, Kentucky, Rhode Island and Arkansas (effective July 2026). This trend   toward more stringent privacy legislation in the United States could increase our potential liability and adversely affect our business since the additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, which could impact strategies and availability of previously useful data and result in increased compliance costs and/or changes in business practices and policies.

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

In addition, the data protection landscape in the EU is continually evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Further, The EU AI Act, which takes full effect August 2, 2026, is designed to complement the GDPR by requiring transparency in AI-driven decisions.

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

Further, the United Kingdom enacted a Data Protection Act substantially implementing the GDPR (“U.K. GDPR”), effective in May 2018, which substantially aligns with the GDPR. It is unclear how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. Since 2021, when the transitional period following Brexit expired, we are required to comply with both the GDPR and the U.K. GDPR, with each regime having the ability to fine up to the greater of €20 million (in the case of the GDPR) or £17 million (in the case of the U.K. GDPR) and 4% of total annual revenue. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, including, for example, how data transfers between EU member states and the United Kingdom will be treated and the role of the United Kingdom’s Information Commissioner’s Office following the end of the transitional period. These changes could lead to additional costs and increase our overall risk exposure.

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

A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the Children’s Online Privacy Protection Act (COPPA), a U.S. federal law and Article 8 of the GDPR. We implement certain precautions to ensure that we do not knowingly collect personal information from children under the age of 13 through our websites. Despite our efforts, no assurances can be given that such measures will be sufficient to completely avoid allegations of COPPA violations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things. Additionally, new regulations are being considered in various jurisdictions to require the monitoring of user content or the verification of users’ identities and age. Such new regulations, or changes to existing regulations, could increase the cost of our operations.

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

You should consider an investment in our securities to be risky, and you should invest in our securities only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our securities to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Report on Form 10-K, are:

•	sale of our common stock by our stockholders, executives, and directors;
•	volatility and limitations in trading volumes of our shares of securities;
•	our ability to obtain financing;
•	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our business’ industries;
•	our ability to attract new customers;
•	changes in our capital structure or dividend policy, future issuances of securities, dilution, sales of large blocks of securities by our stockholders;
•	our cash position;
•	announcements and events surrounding financing efforts, including debt and equity securities;
•	our inability to enter into new markets or develop new products;
•	reputational issues;
•	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
•	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
•	changes in industry conditions or perceptions;
•	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
•	departures and additions of key personnel;
•	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
•	other events or factors, many of which may be out of our control.

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

We have 1,000,000 shares of series A preferred stock reserved pursuant to an ongoing concurrent private offering of series A preferred stock. As of the date of this Report on Form 10-K, 169,460 shares of series A preferred stock are issued and outstanding. The series A preferred is senior in rank to shares of common stock with respect to dividends, liquidation and dissolution. Each share of series A preferred carries an annual 12% cumulative, non-compounding dividend based on the cash amount invested into the series A preferred, payable quarterly. All accrued dividends on any shares of series A preferred stock shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the shares of series A preferred stock in accordance with the liquidation and redemption provisions of the shares of series A preferred stock contained in the Company’s certificate of incorporation. Dividends on series A preferred will be paid prior to any dividends on any other class of shares, including common stock. In the event of any liquidation, dissolution or winding up of our Company, the proceeds shall be paid as follows: (i) first, pay the purchase price plus accrued dividends, on each share of series A preferred; and (ii) next, the balance of any proceeds shall be distributed pro rata to holders of common stock or other junior securities. Except as otherwise required by law, the series A preferred stock have no voting rights other than as provided by the provisions of our Company’s certificate of incorporation where the series A preferred will vote as a separate class. The series A preferred shall be redeemable at the option of our Company commencing any time after January 1, 2026 at a price equal to the purchase price ($25.00 per share as of the date hereof) plus accrued dividends, on each share of series A preferred. On or before 180 days following the sale of at least 600,000 shares of the series A preferred, our Company shall register the series A preferred by preparing and filing one registration statement, or if necessary more than one registration statement, of our Company in compliance with the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and thereafter apply to list the series A preferred stock on a U.S. stock exchange or develop a public trading market for the series A preferred stock by soliciting securities brokers to become market makers of the series A preferred on an established over the counter trading market, such as the OTC Markets. Our series A preferred stock became quoted and began trading on the OTCQB on October 30, 2024 under the symbol “ONFOP.”

We may not be able to maintain a listing of our common stock and publicly-traded warrants on Nasdaq. Currently, we are not in compliance with Nasdaq’s minimum bid price requirement, which means our common stock could be delisted, which could materially and adversely affect the liquidity and market value of our common stock.

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

On January 6, 2026, our Company received a written notification (the “Notice”) from the Listing Qualifications Staff of Nasdaq stating that our Company is not in compliance with Nasdaq Listing Rule 5550(a)(2) because for the last 33 consecutive business days prior to that date the closing bid price of our Company’s common stock was below the $1.00 per share minimum required for continued listing on Nasdaq. To date, the Notice has no effect on the listing or trading of the Company’s common stock on the Nasdaq. However, Nasdaq Listing Rules provide the Company a compliance period of 180 calendar days (i.e., until July 6, 2026) in which to regain compliance, and the Company will regain compliance if the closing bid price of its common stock is $1.00 per share or higher for a minimum period of ten consecutive business days during this compliance period. In the event our Company does not regain compliance, our Company may be eligible for additional time. To qualify, our Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the staff of Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that its securities will be subject to delisting.

If we complete a reverse stock split, it may decrease the liquidity of our common stock and may not improve trading or investor interest.

The liquidity of our common stock may be adversely affected by a reverse stock split due to the reduced number of shares outstanding following its effectiveness, particularly if the market price of our common stock does not increase proportionately as a result of the reverse stock split. A reduction in the number of outstanding shares may decrease trading volume and increase price volatility. In addition, the reverse stock split may increase the number of stockholders who hold “odd lots” (fewer than 100 shares), which could result in higher transaction costs and greater difficulty in selling shares. Although we believe that a higher per-share price may improve the perception of our common stock and broaden potential investor interest, including from institutional investors, there can be no assurance that the reverse stock split will achieve these objectives. The resulting market price of our common stock may not attract new investors or satisfy the investment guidelines of institutional investors. Accordingly, the trading liquidity of our common stock may not improve and could decline.

The issuance of shares underlying the securities issued pursuant to the Senior Secured Notes and related Rights could result in very significant dilution to our existing stockholders and materially depress the market price of our common stock.

As of the date of this prospectus, we have 5,863,215 shares of common stock outstanding. However, pursuant to the Securities Purchase Agreement and the related Rights, if we elect to sell all $300,000,000 of the Senior Secured Notes pursuant to the Securities Purchase Agreement, assuming a default premium of 20% and the Floor Price of $0.22, we may issue up to 1,636,363,636 additional shares of common stock upon the conversion, exercise or settlement of the securities issued thereunder plus the number of shares derived by multiplying (x) the value (as determined in accordance with the Rights) of the cryptocurrency and/or Digital Assets purchased by the Company, from and after November 17, 2025, by (y) 20%, in accordance with the terms of the Securities Purchase Agreement. This number of shares is vastly greater than our currently outstanding shares and would result in extraordinary dilution to existing stockholders, substantially reducing their ownership and voting power. Because the conversion price and the Floor Price of the Senior Secured Notes and the conversion price of the Rights may be adjusted, the number of shares of common stock that will actually be issued may be more or less than the 1,636,363,636 additional shares of common stock described above. To date, we have sold an aggregate principal amount of $6,000,000 in Senior Secured Notes. Any issuance or resale of a substantial number of shares, or the perception that such issuances may occur, could materially depress the market price of our common stock, increase volatility, encourage short selling, and impair our ability to raise additional capital. Because the number of shares potentially issuable is extremely large relative to our current capitalization, investors should consider an investment in our securities to be highly dilutive.

We may issue additional equity securities, or engage in other transactions that could dilute our book value or relative rights of our common stock and series A preferred stock, which may adversely affect the market price of our securities.

Our Board may determine from time to time that it needs to raise additional capital by issuing additional shares of our common stock, series A preferred stock or other securities. Except as otherwise described in this Report on Form 10-K, we will not be restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock, or series A preferred stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of existing stockholders or reduce the market price of some of our securities, or all of them. Holders of our securities are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, then current holders of our securities. Additionally, if we raise additional capital by making offerings of debt or preferred shares, upon our liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings, may receive distributions of its available assets before the holders of our common stock. We currently have 1,000,000 shares of series A preferred stock reserved pursuant to an ongoing concurrent private offering of series A preferred stock. As of the date of this Report on Form 10-K, 169,460 shares of series A preferred stock are issued and outstanding. The series A preferred stock is senior in rank to shares of common stock with respect to dividends, liquidation and dissolution, but may not be senior in rank to other series of preferred stock that we may issue in the future.

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

Our warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common stock at a fixed price for a limited period of time. Our warrants are exercisable for five years from the date of initial issuance and currently have an exercise price of $2.50 per share. There can be no assurance that the market price of our shares of common stock will equal or exceed the exercise price of the warrants. In the event that the stock price of our shares of common stock does not exceed the exercise price of the warrants during the period when the warrants are held and exercisable, the warrants may not have any value to their holders.

The warrant certificate governing our warrants designates the state and federal courts of the State of New York sitting in the City of New York, Borough of Manhattan, as the exclusive forum for actions and proceedings with respect to all matters arising out of the warrants, which could limit a warrant holder’s ability to choose the judicial forum for disputes arising out of the warrants.

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

Given the potential for redemption of our series A preferred shares at the Company’s option that commenced on January 1, 2026, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the series A preferred stock may be lower than the return previously obtained from the investment in the series A preferred shares.

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

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management has deemed certain conditions to be material weaknesses and significant deficiencies in our internal controls. For example, we failed to employ a sufficient number of staff to maintain optimal segregation of duties and to provide optimal levels of oversight and we rely upon a third-party accounting firm to assist us with GAAP compliance, the design and maintenance of effective internal controls over the accounting for impairment of goodwill and intangible assets and purchase accounting was ineffective, and the design and maintenance of controls over the accounting for website design and implementation and website management revenues was ineffective. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

Future sales and issuances of our securities or rights to purchase our securities, including pursuant to our Securities Purchase Agreement and the related Rights, equity incentive plan and outstanding warrants could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including acquiring additional online businesses, marketing activities and costs associated with operating a public company. To raise capital, we may sell common stock, series A preferred stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, series A preferred stock, convertible securities or other equity securities, existing stockholders may be materially diluted by subsequent sales, and new investors could gain rights, preferences and privileges senior to the holders of our existing securities. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2020 Equity Incentive Plan, as amended, (the “2020 Plan”) is 2,600,000 shares, except at any given time, the number of shares that may be issued pursuant to the 2020 Plan cannot exceed the number of shares that is equal to 20% of our Company’s total shares of common stock outstanding at the time of any grant of awards under the 2020 Plan. Pursuant to the Securities Purchase Agreement and the related Rights, if we elect to sell all $300,000,000 of the Senior Secured Notes pursuant to the Securities Purchase Agreement, assuming a default premium of 20% and the Floor Price of $0.22, we may issue up to 1,636,363,636 additional shares of common stock upon the conversion, exercise or settlement of the securities issued thereunder plus the number of shares derived by multiplying (x) the value (as determined in accordance with the Rights) of the cryptocurrency and/or Digital Assets purchased by the Company, from and after November 17, 2025, by (y) 20%, in accordance with the terms of the Securities Purchase Agreement. Because the conversion price and the Floor Price of the Senior Secured Notes and the conversion price of the Rights may be adjusted, the number of shares of common stock that will actually be issued may be more or less than the 1,636,363,636+ additional shares of common stock described above. To date, we have sold an aggregate principal amount of $6,000,000 in Senior Secured Notes. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

Our directors and executive officers own approximately 33.5% of our outstanding common stock. Accordingly, these stockholders may exert significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets. The significant concentration of stock ownership may negatively impact the value of our common stock due to potential investors’ perception that conflicts of interest may exist or arise.

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

Certain provisions in the Securities Purchase Agreement and the Senior Secured Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the Securities Purchase Agreement and the Senior Secured Notes may make it more difficult or expensive for a third party to acquire us. For example, the Securities Purchase Agreement and the Senior Secured Notes require us to repurchase the Senior Secured Notes upon the occurrence of an event of default or a fundamental change at a cash repurchase price equal to 120% of the principal amount of the Senior Secured Notes to be repurchased, plus accrued and unpaid interest, if any, and other potential penalties, and to increase the conversion rate for a holder that converts its Senior Secured Notes in connection with such a transaction. As a result, a takeover of us could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

Item 2. Properties.

The Company is a remote company, meaning that it does not have a physical office where employees work. Our executive officers and other employees have the option of either telecommuting or working from somewhere else. We lease and maintain an office at the Executive Centre Taipei, Level 4, Neihu New Century Building No. 55, Zhouzi St, Neihu District, Taipei City, 114, Taiwan (approximately $400 per month), and a community and co-working space at The Mill at 1007 North Orange Street, 4th Floor, Wilmington, Delaware 19801 ($75 per month). We do not currently own any real estate. We consider our space at 1007 North Orange Street, 4th Floor, Wilmington, Delaware 19801 to be our principal executive office.

Item 3. Legal Proceedings.

We are not a party to any litigation of a material nature, nor are we aware of any threatened litigation of a material nature.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock and warrants were listed and began trading on the Nasdaq Capital Market on August 26, 2022, under the symbols “ONFO” and “ONFOW,” respectively. Prior to the listing, there was no public market for our common stock and warrants.

Holders of Common Stock

On March 31, 2026, we had approximately 68 holders of our common stock, not including persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Pursuant to our Securities Purchase Agreement, so long as any Senior Secured Notes are outstanding, our Company may not, directly or indirectly, redeem, or declare or pay any cash dividend or distribution on, any securities of the Company, other than our series A preferred stock, without the prior express written consent of such noteholders.

Our Company has been paying quarterly dividends on our series A preferred shares every quarter since January 2020, and we currently expect that cash dividends will continue to be paid on our series A preferred shares in the future.

Purchases of Equity Securities

No repurchases of our common shares were made during the fourth quarter of 2025.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2025.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	861,860	$0.93	1,738,140
Equity compensation plans not approved by security holders(2)	82,613	$5.50	0
Total	944,473	$1.33	1,738,140

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

Recent Developments

Satisfaction of Note

In February 2025, the cash payment required to satisfy the obligations under the $400K short term Eastern Standard Promissory Note related to the Eastern Standard acquisition was provided by the OA SPVs. As a result, the ownership structure of Eastern Standard Delaware was adjusted, with the OA SPVs increasing its aggregate ownership percentage to 38%, while the Company’s ownership interest was adjusted to 53%. The 10% roll-over equity interest held by Eastern Standard Pennsylvania founders remains unchanged.

Launch of Pace Generative

In June 2025, the Company launched Pace Generative LLC ("Pace Generative"), a wholly-owned Delaware limited liability company and dedicated Generative Engine Optimization ("GEO") agency. Pace Generative helps brands achieve visibility in AI-generated search results and answers across platforms such as ChatGPT, Google AI Overviews, and Perplexity. The agency provides services including question-driven content development, AI-optimized site structure, language and topic alignment, and strategic publishing targeting sectors where authoritative content is critical, including healthcare, finance, law, education, consulting, and B2B services. The Company holds a 100% ownership stake in Pace Generative.

Private Offerings

In October 2025, the Company completed a private placement of common stock units, for aggregate gross proceeds of approximately $1,000,000 and the issuance of 735,819 shares of the Company's common stock, par value $0.001 per share, and warrants to purchase an additional 735,819 shares of common stock at an exercise price of $2.50 per share. The warrants are exercisable beginning on October 23, 2025 and expire on August 30, 2027.

During the year ended December 31, 2025, the Company sold 32,200 shares of Series A preferred stock for $805,000 in cash proceeds. Additionally, in February 2025, the Company issued $70,000 in Series A preferred stock to the sellers of RevenueZen in connection with a contingent consideration payment.

Securities Purchase Agreement

On November 17, 2025, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with certain buyers, pursuant to which the Company agreed to sell an aggregate principal amount of $6,000,000 in Senior Secured Convertible Notes (the "Senior Secured Notes”), convertible into shares of the Company's common stock, and rights to receive common stock.

Under the terms of the Securities Purchase Agreement, the net proceeds from the sale of the $6.0M in Senior Secured Notes are allocated as follows: 50% for Bitcoin (BTC) or other cryptocurrency acquisitions as reserve assets; and 50% for working capital.

The Senior Secured Notes mature on November 17, 2027 and are convertible at a conversion price of $0.984 per share, subject to certain adjustments (See Note 11). As a result of events of default, the Senior secured notes are currently convertible at 85% of the lowest VWAP of our common stock of any trading day during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice. The Senior Secured Notes are senior obligations of the Company and are secured by all assets of the Company and its subsidiaries. As of December 31, 2025, the Company received $2,322,500 in cash proceeds and $2,447,500 in the form of digital assets purchased from the Senior Secured Notes.

Subject to the terms and conditions of the Securities Purchase Agreement, the Company may require each buyer to participate in one or more additional closings for the purchase by such buyer and the sale by the Company, of (a) with respect to the First Additional Closing (as defined below), additional Senior Secured Notes in the aggregate original principal amount of $2,000,000, or such other amount as the Company and each Buyer shall mutually agree in writing (such closing of the purchase of such Senior Secured Notes, the “First Additional Closing”), and (b) with respect to any Subsequent Additional Closing (as defined below), Senior Secured Notes with an aggregate original principal amount for all Subsequent Additional Closings not to exceed $292,000,000, or such other amount as the Company and each Buyer shall mutually agree in writing (each such closing of the purchase of such Senior Secured Notes, a “Subsequent Additional Closing”).

Right to Receive Common Stock

On November 17, 2025, the Company issued to the buyers the Rights to Receive Common Stock (“Rights”), exercisable for the Right Amount (as defined below) in shares of Common Stock. The Rights shall be exercisable between November 17, 2025, and May 17, 2033. “Right Amount” means the underlying value of this Right, which initially shall be zero and shall increase on each calendar day on or after November 17, 2025, through and including, May 17, 2033, by the Right Daily Incremental Amount, which is 1/360th of 2% of the average value of the Company's digital assets and any accrued and unpaid late charges related thereto. Buyers may exercise the accrued Right Amount, at the times described in the Rights, in whole or in part, at the conversion prices described in the Right.

Registration Rights Agreement

On November 17, 2025, the Company also entered into a registration rights agreement with the Buyers (the “Registration Rights Agreement”), which provides, subject to certain limitations, the Buyers with certain registration rights for the shares of Common Stock issuable upon conversion of the Senior Secured Notes and exercise of the Rights. The Registration Rights Agreement requires the Company to prepare and file a registration statement with the U.S. Securities and Exchange Commission within 30 days after the issuance of the Senior Secured Notes to register the resale of the shares underlying the Senior Secured Notes and the Rights and cause such registration statement to be declared effective within 60 days after the issuance of the Senior Secured Notes. In the event that the Company fails to file the registration statement by the prescribed deadline or such registration statement is not declared effective by the prescribed deadline or the Company fails to maintain the effectiveness of such registration statement, then the Company shall pay to each holder of registrable securities relating to such registration statement an amount in cash equal to two percent (2.0%) of such investor’s original principal amount stated in such investor’s Note.

Digital Assets Treasury

During the fourth quarter of 2025, as part of a financing and balance-sheet decision based upon the terms of the Securities Purchase Agreement, the Company acquired approximately $2.4 million in digital assets, consisting of Bitcoin ("BTC"), Ether ("ETH"), and Solana ("SOL"). As of December 31, 2025, the Company's digital asset holdings had a total fair value of approximately $2.3 million, consisting of 5.32 BTC, 318.33 ETH (of which 288.16 are staked), and 6,786.17 SOL (all staked). Digital assets are accounted for at fair value under ASC 350-60, with changes in fair value recognized in the consolidated statement of operations. For additional detail, see Note 8 - Digital Assets.

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

In 2025, revenue increased 36.5% compared to 2024, while cost of revenue increased 29.6%, resulting in gross margin expansion of 2.1%. Despite this improvement, loss from operations increased 12% to ~$2.8M in 2025 from ~$2.5M in 2024.

The increase in operating loss was driven in large part due to an impairment of intangible assets increase of $320K, an amortization of intangibles increase of $290K, and a stock-based compensation increase of $184K, totaling a $794K increase in non-cash expenses compared to 2024. Excluding these non-cash expenses, operating loss improved from $1.42M in 2024, to $0.88M in 2025, an improvement of 38.3%. In addition, 2025 included approximately $175Kof one-time professional fees, including costs associated with the 2023 re-audit, that management does not currently expect to recur at the same level in 2026.

Our EBITDA As Defined in 2025 was $151,207, compared to $(587,651) in 2024, which increased in 2025 as a result of our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024. EBITDA As Defined is a Non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure.

We finished the year with $2.17M in cash, vs $0.47M at the end of 2024, and subsequent to December 31, 2025, We have utilized approximately $500K in cash primarily for regular business operations, audit fees, and legal and professional fees.

On a quarterly basis, Q4 2025 saw revenue decrease year-over-year from $2.5M to $2.0M, and loss from operations increase from $1.11M in Q4 2024 to $1.26M. However, excluding non-cash expenses, operating loss improved by 53% to $0.46M, compared $0.97M in Q4 2024.

At the portfolio level, 2025 was our first full year owning Eastern Standard, which is one of our largest businesses. In the first half of the year, the focus was on integrating that company, building its cash reserves, and positioning it for future growth.

In the second half of the year, the Eastern Standard team began to take a larger role across our agency portfolio, helping to support DDSRank, RevenueZen, Contentellect, and SEOButler.

Towards the end of 2025, we began work on creating a more unified “AgencyCo” structure that would bring closer alignment across our agencies. This integration will continue throughout 2026, and we believe it is an important step in helping our agencies adapt to the changes and opportunities that AI is bringing to the industry.

This may lead to some headcount reduction across the agencies, as well as a more concentrated focus on growth.

As AI continues to reshape agency work, clients are increasingly expecting more value at lower cost. We believe agencies that adapt to these changes will survive and even thrive moving forward, and that the agencies that resist to these changes may find themselves obsolete.

For our Company, 2026 will involve balancing the need to re-invent parts of our agency while also ensuring our businesses continue to generate reliable cash flow.

Our second largest business, Proofread Anywhere had a more mixed year. The first half of 2025 saw strong growth and consistent cash flow, but some headwinds in the second half of 2025 led to revenue decline, contributing to the overall lower revenue in Q4 2025 compared to last year. In response, we scaled back advertising in order to preserve ProofreadAnywhere’s cashflow by reducing spend.

Although results in Q3 and Q4 of 2025 were below our expectations, so far, Q1 2026 has seen modest improvement, and we have gradually increased advertising spend accordingly.

Overall, our focus remains on maintaining cash flow across the portfolio, while continuing to pursue growth through acquisitions.

The most notable part about 2025 was securing our $300M convertible note facility, pursuant to the Securities Purchase Agreement, whereby we sold an aggregate principal amount of $6,000,000 in Senior Secured Notes. During the fourth quarter of 2025, as part of a financing and balance-sheet decision based upon the terms of the Securities Purchase Agreement, the Company acquired approximately $2.4 million in digital assets, consisting of BTC, ETH, and SOL. We also retired approximately $640K in debt, purchased treasury bills and earmarked the rest of the net proceeds for working capital and growth.

We believe our entry into the Securities Purchase Agreement will strengthen our Company in five ways:

First, it allows us to generate recurring income from digital asset yield.

Second, it gives us exposure to potential upside in digital assets prices.

We do not intend to actively trade our digital assets. Instead, we have employed a long-term balance sheet treasury decision to hold our digital assets, even though quarter to quarter we may book gains or losses as the underlying digital assets prices rise and fall.

Third, the proceeds enable us to retire a substantial portion of our debt and cut interest expenses.

Fourth, the proceeds enable us to deploy additional capital into growing our existing portfolio.

And fifth, the proceeds provide us with flexibility to restart our acquisition program.

Acquisition and Operational Strategy For 2026

In 2025 we did not complete any acquisitions. It has been approximately 18 months since our last major acquisition, that of Eastern Standard in October 2024.

We chose not to pursue further acquisitions in 2025 for three reasons. First, after a successful 2024 acquisition program, we felt we potentially had enough in our portfolio to reach profitability and unlock more favorable financing terms and acquisition opportunities. Second, we felt that discipline and operational improvements were a better focus of our efforts. The third reason was simply that we didn’t have sufficient capital to complete acquisitions that would make a meaningful impact on our portfolio, and we were resistant to using equity as consideration for acquisitions.

Despite the lack of acquisitions, at times we believed we were close to achieving our goal of profitability in 2025. Each quarter was improving on the previous, and as we approached Q3 we were optimistic

; but several of our businesses experienced headwinds in Q4, which is often unavoidable with online businesses. Our initial acquisition thesis back in 2020 was that an online business portfolio needs to be diversified enough to protect against disruption, algorithm changes, or consumer spending trends, but not so broad that it leads to teams being stretched thin.

 We concluded that our portfolio had not necessarily reached sufficient size, breadth, or cash flow to focus on organic growth, so we determined to continue growing via acquisitions with the goal of expanding the size of our portfolio in 2026.

We are reviewing several promising acquisition opportunities in our pipeline at this time and hope to be able to provide more information on these soon.

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

Components of Results of Operations

The Company reported a net loss of $2,540,368, which includes $2,316,461 in non-cash expenses and a $229,086 non-cash loss on the change in fair value of the digital assets and a $1,083,185 non-cash gain on the change in fair value of derivative liabilities, for the year ended December 31, 2025 compared to a net loss of $1,773,942, which includes $1,084,624 in non-cash expenses, for the year ended December 31, 2024. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Year Ended December 31,		$ Change from prior	% Change from prior
	2025	2024	year	year
Revenue, services	$7,386,084	$4,660,069	$2,726,015	58%
Revenue, product sales	3,344,134	3,202,008	142,126	4%
Total Revenue	10,730,218	7,862,077	2,868,141	36%

Revenue increased by $2,868,141, or 36% for the year ended December 31, 2025 compared to 2024. The increase is primarily due to revenue from our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $3,340,000 during the year ended December 31, 2025, and our DDS Rank acquisition completed at the end of the second quarter of fiscal 2024, which increased revenue by approximately $91,300 during the year ended December 31, 2025. In addition, our digital product sales increased by approximately $709,241 under our Proofread anywhere subsidiary, partially offset by the absence of WPFolio revenue following its sale in the fourth quarter of 2024.

Cost of Revenue

	For the Year Ended December 31,		$ Change from prior	% Change from
	2025	2024	year	prior year
Cost of revenue, services	$3,910,452	$2,609,061	$1,301,391	50%
Cost of revenue, product sales	389,568	708,139	(318,571)	(45)%
Total Cost of Revenue	4,300,020	3,317,200	982,820	30%

Cost of revenue increased by $982,820, or 30% due to the Company’s recent acquisitions which increased cost of service revenue, partially offset by a reduction in cost of product sales revenue, and lower product sales from the Mighty Deals subsidiary also contributed to the offset. The Company’s gross profit margins increased slightly in the current period compared to the prior period. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses increased by $1,748,926 or 31% during the year ended December 31, 2025 as compared to 2024. The increase was primarily due to an increase in advertising and marketing costs of $685,000, increase in contractor and compensation costs of $356,000, increase in other general and administrative costs of $226,000, including travel and merchant fees, an increase of $184,000 related to non-cash stock based compensation, and an increase in amortization expenses of $293,000 associated with the acquired intangible assets, Eastern Standard and DDS Rank, not present in the comparable period.

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

Professional Fees and Acquisition Costs

Professional fees increased by $264,054, or 28% during the year ended December 31, 2025 compared to 2024 primarily due to increased legal and accounting costs associated with the Company’s compliance requirements as a public company. The Company also incurred $68,625 in acquisition costs during the year ended December 31, 2025 compared to $264,731 during the year ended December 31, 2024 including audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to remain significant as we continue to grow based on acquisitions.

Impairment Loss

During the year ended December 31, 2025, the Company recognized an impairment loss of approximately $217,000 related to allthingsdogs.com, an indefinite-lived intangible asset, based on a decline in estimated fair value supported by expected disposition proceeds and a discounted cash flow analysis. Additionally, the Company recognized an impairment loss of approximately $223,000 related to DDS Rank, as projected operating cash flows were determined to be insufficient to recover the carrying amount. Fair value was estimated using the present value of expected future cash flows. Total impairment charges for the year ended December 31, 2025 were approximately $440,000 compared to $121,000 for the year ended December 31, 2024.

Other Income and Expense

Total other income was $200,607 for the year ended December 31, 2025 compared to other income of $733,906 for the year ended December 31, 2024. The decrease in other income was driven by an increase in interest expense of approximately $397,000 on the outstanding promissory notes as a result of higher note balances, an impairment of its investments of approximately $294,000 and a loss on the change in fair value of the Company’s digital assets of approximately $227,000, and a decrease in the change in fair value of the contingent consideration owed on the RevenueZen Acquisition of approximately $257,000 and a gain on the change in fair value of derivative liabilities of approximately $1,083,000. In addition, the Company recorded a gain of approximately $454,000 on the sale of certain assets in the prior period with no comparable transactions in the current period.

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

Selected Financial Data by Business Segment

Net sales and operating profit of the Company’s business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Sales, cost of sales and operating profit for each of our business segments were as follows:

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Revenue
B2B	$7,056,963	$4,368,661
B2C	3,673,255	3,493,416
Total revenue	$10,730,218	$7,862,077

Cost of Sales
B2B	$3,827,147	$2,561,523
B2C	472,873	755,677
Total Cost of Sales	$4,300,020	$3,317,200

Operating income (loss)
B2B	$(334,473)	$4,862
B2C	538,253	482,100
Total business segment operating income (loss)	203,780	486,962
Unallocated items	(2,962,145)	(2,994,813)
Total consolidated operating income (loss)	$(2,785,365)	$(2,507,851)

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

B2B revenue increased by $2,688,302 or 62% during the year ended December 31, 2025 compared to the year ended December 31, 2024.  The increase is primarily due to revenue from our Eastern Standard acquisition completed during the fourth quarter of fiscal 2024, which increased revenue by approximately $3,451,000, partially offset by declines in revenue at RevenueZen, Contentellect, and SEO Butler.

B2B total operating income decreased by $339,335 during the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was a result of the increased revenue and gross profit offset by the increase in intangible asset amortization for the newly acquired businesses in the year ended 2024 in addition to an impairment expense of approximately $223,000.

B2C

Our B2C segment includes the results of operations of Proofread Anywhere, Onfolio Assets, Mighty Deals, and Vital Reaction. These entities share characteristics such as the end customers being individual consumers, and sales being more focused on product sales, including digital sales.

B2C revenue increased by $179,839 or 5% during the year ended December 31, 2025 compared to the year ended December 31, 2024.  The increase is primarily due to an increase in digital product sales within the Company’s Proofread Anywhere subsidiary, offset by the absence of WPFolio revenue following its sale in the fourth quarter of 2024.

B2C incurred total operating income of $538,253 during the year ended December 31, 2025, compared to the year ended December 31, 2024 of $482,100, primarily due to the increase in sales from the Proofread Anywhere subsidiary.

Liquidity and Capital Resources

Our primary source of operating cash inflows are payments from portfolio companies.  In addition, the Company has raised approximately $1,700,000 pursuant to private offerings of Series A preferred stock and approximately $1,000,000 of common stock private offerings through December 31, 2025, approximately $1,500,000 in notes payable and repaid $2,164,498 on its acquisition notes.

On November 17, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain buyers, pursuant to which the Company agreed to sell an aggregate principal amount of $6,000,000 in Senior Secured Convertible Notes (the “Senior Secured Notes”), convertible into shares of the Company’s common stock, and rights to receive common stock.

The Senior Secured Notes mature on November 17, 2027 and are convertible at a conversion price of [$0.984] per share, subject to certain adjustments. As a result of events of default, the Senior secured notes are currently convertible at 85% of the lowest VWAP of our common stock of any trading day during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice. The Senior Secured Notes are senior obligations of the Company and are secured by all assets of the Company and its subsidiaries. As of December 31, 2025, the Company received $2,322,500 in cash proceeds and $2,447,500 in the form of digital assets purchased from the Senior Secured Notes.

Subject to the terms and conditions of the Securities Purchase Agreement, the Company may require each Buyer to participate in one or more additional closings for the purchase by such Buyer and the sale by the Company, of (a) with respect to the First Additional Closing (as defined below), additional Senior Secured Notes in the aggregate original principal amount of $2,000,000, or such other amount as the Company and each Buyer shall mutually agree in writing (such closing of the purchase of such Senior Secured Notes, the “First Additional Closing”), and (b) with respect to any Subsequent Additional Closing (as defined below), Senior Secured Notes with an aggregate original principal amount for all Subsequent Additional Closings not to exceed $292,000,000, or such other amount as the Company and each Buyer shall mutually agree in writing (each such closing of the purchase of such Senior Secured Notes, a “Subsequent Additional Closing”).

Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. Accordingly, management and our auditor have concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 31, 2026 were prepared on a going concern basis, and contemplated the realization of assets and satisfaction of liabilities in the ordinary course of business. We believe that our cash and cash equivalents as of March 31, 2026, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Operating Activities

Net cash used in operating activities was $938,248 and $1,168,363 for the years ended December 31, 2025 and 2024. The decrease was primarily from the increase in revenues through its business acquisitions closed in the second half of 2024.

Investing Activities

Net cash used in investing activities was $2,480,759 and cash provided by investing activities of $451,000 for the years ended December 31, 2025 and 2024, respectively. The cash used in investing activities in the current period was primarily related to the investment in digital assets. The cash provided by investing activities was primarily for proceeds received for the sale of a subsidiary offset by the purchase of businesses in the prior period and additional cost method investments.

Financing Activities

Cash flows from financing activities was cash provided of $5,094,351 for the year ended December 31, 2025 compared to cash provided by financing activities of $326,336 for the year ended December 31, 2024.

During the year ended December 31, 2025, we received $805,000 in proceeds from sales of Series A preferred stock, $993,356 in proceeds from sales of our common stock units, $4,770,000 in proceeds from convertible notes payable, proceeds of $593,371 from notes payable and $60,965 in related party notes payable. We paid $453,859 in dividends to preferred stockholders, made payments totaling $955,847 on notes payable, made payments of $461,919 on related party notes payable, made payments totaling $195,396 related to contingent consideration and made distributions totaling $61,320 to our non-controlling interest holders. During the 2024 period, we received $20,000 in proceeds from sales of Series A preferred stock, $881,650 in proceeds from notes payable, and $200,000 in proceeds from related party notes payables, made payments of $321,442 in dividends to preferred stockholders, made payments totaling $386,339 on notes payable, made payments of $1,000 on related party notes payable, made payments totaling $59,093 related to contingent consideration and $20,400 in distribution to non-controlling interest holders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors

Contractual Obligations

RevenueZen Acquisition: The Company has determined the final amount obligated to pay to the sellers of RevenueZen, contingent upon the business achieving a specified gross profit threshold within one year to be $680,662.  On February 28, 2025, the Company and the RevenueZen sellers agreed to the final earn-out amount to be $682,000 and modified the payment terms to be paid with a cash payment of $72,000, $100,000 to be paid through profit sharing by using 30% of Net Operating Income, $100,000 in value for $79,240 stock options to purchase shares of common stock, $70,000 in Series A preferred stock, and $340,000 in a promissory note. The promissory note has a term of 60 months and accrues interest at 19%. The stock options have an exercise price of $1.34, have a term of 10 years, and are vested immediately. As of December 31, 2025, the Company estimated the remaining obligations owed under the revenue share obligation to be $71,082.

First Page Acquisition: The Company agreed to pay a revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. As of December 31, 2025, the Company estimated the remaining obligations owed under the revenue share provisions to be $93,298 resulting in a change in the fair value of the contingent consideration of $53,151.

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

Digital Assets

The Company’s digital assets include Bitcoin, the native cryptocurrency on the Bitcoin blockchain (“BTC”), Ether, the native cryptocurrency of the Ethereum blockchain (“ETH”), and Solana, the native cryptocurrency of the Solana blockchain (“SOL”).  From time to time, the Company may also hold minor amounts of other digital tokens, which are not individually material.

Crypto assets within the scope of ASC 350-60 Intangibles—Goodwill and Other—Crypto Assets (“ASC 350-60):

BTC, ETH, and SOL tokens have been determined to fall within the scope of ASC 350-60. The Company reflects crypto assets held at fair value on the consolidated balance sheets within the Digital Assets line item. Changes in the fair value of crypto assets are recognized in income, reflected within the digital asset gains and losses within the consolidated statement of operations. The purchases and disposals of ETH are presented as non-cash investing activities on the consolidated statement of cash flows.

In determining the fair value of digital assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”), the Company utilizes BitGo as the principal market and for pricing in determining the fair value of its digital asset holdings. The Company uses a first-in, first-out methodology to assign costs to digital assets. The fair value of digital assets are considered a level 1 fair value measurement.

Custodian Risk

The Company’s Digital Assets are held with a single third-party custodian, BitGo, which we selected based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our Bitcoin assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

Native Staking

The Company utilized one third-party asset manager to manage and stake ETH and SOL on its behalf as of December 31, 2025. Under these arrangements, the Company’s ETH and SOL is held by a qualified custodian and staked in the Ethereum and Solana protocol through a third-party validator operator (e.g., BitGo). The validator operator manages the staking process and delegates the Company’s ETH and SOL to network validators. When selected by the networks, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated.

ETH and SOL used in native staking is retained on the Company’s balance sheet as a crypto asset measured at fair value in accordance with ASC 350-60. The Company does not derecognize ETH and SOL when participating in native staking because it retains the ability to direct the use of the asset and obtain substantially all benefits.

The validator operator (e.g., BitGo) is not considered a customer under ASC606 as the service provided to BitGo does not represent an output as part of the entity’s ordinary operating strategy. As such the earnings are recorded as other income in the statement of operations.

Earnings from native staking is recognized at the end of each daily period, when the Company’s right to staking rewards becomes determinable (i.e., when the constraint is lifted). The amount recognized as earnings is measured at the fair value of rewards at contract inception for that day, net of validator commissions, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and ASC 820. Rewards represent noncash consideration and are measured using quoted prices in the principal market at contract inception. Subsequent changes in the fair value of ETH and SOL after initial recognition are recorded as unrealized gains or losses.

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

Non-GAAP Financial Measures

We present below certain financial information based on our EBITDA and EBITDA As Defined. References to “EBITDA” mean earnings before interest, taxes, depreciation and amortization, and references to “EBITDA As Defined” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net income to EBITDA and EBITDA As Defined and the reconciliations of net cash provided by operating activities to EBITDA and EBITDA As Defined presented below.

Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under U.S. GAAP. We present EBITDA and EBITDA As Defined because we believe they are useful indicators for evaluating operating performance and liquidity.

Our management believes that EBITDA and EBITDA As Defined are useful as indicators of liquidity because securities analysts, investors, rating agencies and others use EBITDA to evaluate a company’s ability to incur and service debt. In addition, EBITDA As Defined is useful to investors because the revolving credit facility under our senior secured credit facility requires compliance under certain circumstances, on a pro forma basis, with a financial covenant that measures the ratio of the amount of our secured indebtedness to the amount of our Consolidated EBITDA defined in the same manner as we define EBITDA As Defined herein.

In addition to the above, our management uses EBITDA As Defined to review and assess the performance of the management team in connection with employee incentive programs and to prepare its annual budget and financial projections. Moreover, our management uses EBITDA As Defined to evaluate acquisitions.

Although we use EBITDA and EBITDA As Defined as measures to assess the performance of our business and for the other purposes set forth above, the use of these non-GAAP financial measures as analytical tools has limitations, and you should not consider any of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

•	neither EBITDA nor EBITDA As Defined reflects the significant interest expense, or the cash requirements, necessary to service interest payments on our indebtedness;
•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and neither EBITDA nor EBITDA As Defined reflects any cash requirements for such replacements;
•	the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of EBITDA and EBITDA As Defined;
•	neither EBITDA nor EBITDA As Defined includes the payment of taxes, which is a necessary element of our operations; and
•	EBITDA As Defined excludes the cash expense we have incurred to integrate acquired businesses into our operations, which is a necessary element of certain of our acquisitions.

Because of these limitations, EBITDA and EBITDA As Defined should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA or EBITDA As Defined in isolation and specifically by using other U.S. GAAP measures, such as net income, net sales and operating profit, to measure our operating performance. Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under U.S. GAAP, and neither should be considered as an alternative to net income or cash flow from operations determined in accordance with U.S. GAAP. Our calculation of EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Net loss	$(2,540,368)	$(1,773,942)
Interest expense, net	498,409	101,667
Taxes	17,390	-
Depreciation and amortization expense	1,201,161	906,737
EBITDA	(823,408)	(765,538)
Impairment losses	733,962	121,000
Stock-based compensation (1)	240,653	56,887
EBITDA As Defined	$151,207	$(587,651)

(1)	Represents the compensation expense recognized under our stock option plans and deferred compensation plans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report. A list of our Financial Statements is provided in response to Item 15 of this Form 10-K Report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2025. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are not effective due to material weaknesses in our internal control over financial reporting as identified below:

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

We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in this Form 10-K. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis. Management conducted an evaluation of the effectiveness, as of December 31, 2025, of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective, due to the material weakness in our internal control over financial reporting that exists as of December 31, 2025. We determined that we had a material weakness because:

•

The Company has a limited number of accounting and financial reporting personnel, which restricts its ability to maintain adequate segregation of duties across its financial reporting processes. This lack of segregation of duties is a pervasive control deficiency that contributes to the specific material weaknesses described below.

•

The design and maintenance of controls over the accounting for website design and implementation and website management revenues was ineffective. These control deficiencies resulted in immaterial adjustments to the consolidated financial statements.

During 2024, the design and maintenance of effective internal controls over the accounting for impairment of goodwill and intangible assets and purchase accounting was ineffective. Specifically, certain control activities to ensure the impairment testing was performed in the appropriate order and that the assumptions used in developing the estimated fair value of the assets subject to impairment testing were not performed on a timely basis or at the appropriate level of precision. These control deficiencies resulted in the revision of the Company’s consolidated financial statements for the year ended December 31, 2023 and the quarterly periods in 2024. As described below under “Changes in Internal Controls over Financial Reporting,” management implemented remediation measures during 2025 to address this material weakness.

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management, management is working towards remediation of these weaknesses in 2026 including addition of accounting personnel and to evaluate and implement procedures that will strengthen our internal controls. While we believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting, there is no assurance that we will demonstrate sufficient improvement that the material weakness will be remediated. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2025, management implemented the following changes to its internal control over financial reporting to remediate the previously identified material weakness related to the design and execution of review controls over impairment testing of goodwill and intangible assets:

•	Redesigned the impairment review control. Management established a formalized, multi-step impairment assessment process aligned with ASC 350 (goodwill and indefinite-lived intangible assets) and ASC 360 (long-lived assets). The process includes a structured triggering-event assessment against the indicators prescribed by ASC 360-10-35-21, recoverability testing using undiscounted future cash flows, and fair value measurement using discounted cash flow models with independently benchmarked assumptions for discount rates, growth rates, survivability factors, and terminal value multiples.
•	Established segregation of duties and independent review. Management engaged a technically qualified outside accounting consultant with impairment and valuation expertise to serve as the independent reviewer. The impairment analysis is prepared by the Company’s external consultant, independently reviewed by the outside accounting consultant, and approved by the Chief Financial Officer. No individual may both prepare and approve the analysis.
•	Implemented standardized review documentation and evidence retention. Management developed a comprehensive process overview checklist that documents each step of the impairment assessment, the responsible preparer and reviewer, and dated sign-offs for each procedure performed. Review evidence includes annotated models, independent recalculation tie-outs, sensitivity analyses, and formal conclusions at each stage.
•	Enhanced the precision and rigor of key assumption evaluation. The redesigned review procedures require the independent reviewer to evaluate and document the reasonableness of discount rates (benchmarked against weighted average cost of capital), long-term growth rates (benchmarked against economic indicators), revenue and margin forecasts (tested against historical actuals and budgets), and terminal value methodology.

Management believes the remediation measures described above have been designed effectively to conclude that the material weakness related to impairment testing has been remediated as of December 31, 2025. The remaining material weaknesses related to the limited size of the Company’s accounting staff and the resulting inability to maintain adequate segregation of duties over the review and documentation of manual journal entries and the accounting for website design and implementation and website management revenues have not yet been fully remediated. Management continues to work toward remediation of these weaknesses through the addition of accounting personnel and implementation of enhanced review procedures commensurate with the Company’s size and resources.

Item 9B. Other Information

(b) Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

On December 30, 2025, Dominic Wells, our CEO and a member of our Company’s Board of Directors, adopted a “non-Rule 10b5–1 trading arrangement” as defined in Item 408(c) of Regulation S-K. The arrangement provided for the purchase of 74,500 shares of the Company’s common stock and it terminated on December 31, 2025, after all of the shares of common stock were purchased. The trading arrangement was adopted during an open trading window and satisfied the Company’s policies regarding insider transactions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Year First Elected Director	Positions/Committees	Independent
Dominic Wells	40	2020	Chief Executive Officer, Chief Revenue Officer, Secretary, Treasurer, Director (Chair of Board)	No
Adam Trainor	42		Interim Chief Financial Officer, Chief Operations Officer
Andrew Lawrence	56	2022	Director, Compensation Committee, Nominating and Corporate Governance Committee (Chair)	Yes
David McKeegan	51	2022	Director, Compensation Committee, Audit Committee, Nominating and Corporate Governance Committee	Yes
Robert J. Lipstein	70	2022	Director, Audit Committee (Chair)	Yes
Mark N. Schwartz	70	2022	Director, Audit Committee, Compensation Committee (Chair)	Yes

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

David McKeegan. David McKeegan has served as a Director since January 2022. Mr. McKeegan was the Co-founder and CEO of Greenback ETS which was founded in 2009 and serves thousands of U.S. expat clients around the world become and stay compliant with their U.S. taxes while overseas. He is also the Co-founder and CEO of Cleer LLC, which was started in 2018 and serves entrepreneurs and startups who incorporate in the United States. Prior to Co-founding Greenback ETS, Mr. McKeegan was an Associate Director with the Bank of Scotland and worked on their syndicated loan desk for 5 years from 2005-2009. Mr. McKeegan’s qualifications to serve on our Board include his years of experience assisting corporations manage their finances, tax preparation documents and bookkeeping, along with his experience in finance and banking. Mr. McKeegan is an IRS Enrolled Agent, received his MBA from IESE in Barcelona, Spain in 2004 and his BA from Loyola College in Maryland in 1997. Mr. McKeegan also worked for JPMorgan Chase from 1997-2002.

Robert J. Lipstein. Robert J. Lipstein has served as a director since March 2022. In 2021, Mr. Lipstein joined the board of directors of Firstrust Bank and since 2019 has been a board member of Seacoast Banking Corporation of Florida (NASDAQ:SBCF) where he chairs its Audit Committee and is a member of the Enterprise Risk Management Committee, a member of the Directors Credit Risk Committee and a member of the Information Technology committee. Since 2017 he has been a board member of Einstein Healthcare Network. Mr. Lipstein joined the board of directors of Infrasight Software in 2020, a start-up venture that provides software that powers Hybrid IT and Multi-Cloud business decisions. Mr. Lipstein joined the board of Quest Resource Holding Company (NASDAQ:QRHC) in 2025 where he serves as a member of the audit committee. Mr. Lipstein previously served as an independent board member of Ocwen Financial (NYSE), a mortgage loan servicer where he was a member of the Audit Committee and Compensation Committee from 2017 to 2020. In addition, he is a retired KPMG senior partner where he held numerous leadership roles including, Global Partner in Charge of Sarbanes Oxley Services, Global Managing Partner of IT Business Services, Partner in Charge of KPMG’s financial service practice and partner in charge of KPMG’s advisory practice for the Mid-Atlantic region. Mr. Lipstein’s qualifications to serve on our Board include his experience as a public and private company board member and as a certified public accountant, in addition to his over 40 years of diversified business experience. He is a graduate of the University of Pennsylvania Director Institute, an Emeritus member of the Weinberg Center for Corporate Governance and he earned a Bachelor’s degree in Accounting from the University of Delaware.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent shareholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements; except that each of Adam Trainor (CFO and COO), Andrew Lawrence (director), David McKeegan (director), Robert J. Lipstein (director), and Mark N. Schwartz (director) each filed one late Form 4.

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

The table below summarizes all compensation awarded to, earned by, or paid to our 2025 named executive officers for the fiscal years ended December 31, 2025 and 2024. Our 2025 named executive officers are: Dominic Wells and Adam Trainor.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers that earned more than $100,000 for the fiscal years ended December 31, 2025 and 2024:

				Stock	Option	All Other
Name	Year(1)	Salary	Bonus	Awards(1)	Awards(1)	Compensation	Total
		$	$	$	$	$	$
Dominic Wells	2025	240,000	-	-	-	-	240,000
Chief Executive Officer, Chief Revenue Officer, Secretary, Treasurer, Director	2024	150,000	-	-	-	-	150,000

Adam Trainor	2025	240,000	-	-	116,005	-	356,005
Chief Operations Officer and Interim Chief Financial Officer	2024	141,000	-	-	8,867	-	149,867

___________________________

1.	The grant date fair value of the stock awards and option awards computed in accordance with ASC Topic 718.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718. The assumptions made in the computation may be found in Note 9 to our financial statements set forth elsewhere within this Report on Form 10-K.

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Employee, Severance, Separation and Change in Control Agreements

Dominic Wells Employment Agreement.

On August 1, 2020, and January 1, 2022, our Company entered into a written employment agreement with Mr. Wells as its Chief Executive Officer providing for an annual salary of $120,000 per year and $150,000 per year, respectively. On January 1, 2025, our Company entered into a new employment agreement with Mr. Wells as its Chief Executive Officer. Pursuant to this agreement, Mr. Wells receives an annual salary of $240,000, which is paid semi-monthly in accordance with our Company’s normal payroll procedures. Mr. Wells is also eligible to receive certain employee benefits and bonuses under any bonus under any bonus plan program that may be established by our Board of Directors. Mr. Wells also serves as a member of our Board for no additional compensation. In the event that Mr. Wells leaves the Company’s employment for Good Reason (as defined in his employment agreement)  or if the Company terminates his employment without Cause (as defined in his employment agreement) , Mr. Wells will be entitled to receive severance in an amount equal to one day of base salary for every completed work day of employment with the Company, up to a maximum of three (3) months of base salary.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2025, our latest fiscal year end.

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options(#) exercisable		Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#)		(#)	(#)	($)		(#)	($)	(#)	($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dominic Wells	-		-	-	-	-	-	-	-	-

Adam Trainor	200,000	(1)	-	-	1.08	3/26/2029	-	-	-	-

1.	Vested immediately.

Director Compensation

Compensation for our directors is discretionary and is reviewed from time to time by our Board of Directors. Any determinations with respect to Board compensation are made by our Board of Directors. During Fiscal year 2025, each of our independent directors who serve on our Board received 30,000 stock options and a quarterly stipend of $5,000 payable in cash. Additionally, the chair of our (i) audit committee receives an additional quarterly stipend of $2,500 payable in cash; and (ii) compensation committee receives an additional quarterly stipend of $1,250 payable in cash. Additionally, the chair of our audit committee receives an additional quarterly stipend of $2,500 payable in cash. All directors are also entitled to reimbursement for travel expenses for attending director meetings.

The following table summarizes compensation earned by our Company’s directors for the year ended December 31, 2025. All directors have been and will be reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board of Directors or other activities undertaken by them on behalf of our Company.

Name	Fees earned or paid in Cash ($)	Stock awards ($)	Option awards(2) ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dominic Wells(1)	—	—	—	—	—	—	—
Andrew Lawrence	20,000	—	26,476	—	—	—	46,476
David McKeegan	20,000	—	26,476	—	—	—	46,476
Robert J. Lipstein	30,000	—	26,476	—	—	—	56,476
Mark N. Schwartz	25,000	—	26,476	—	—	—	51,476

———————

1.	Serves as an executive officer and a director, but receives no additional compensation for serving as a director.
2.

The option awards in this column reflect 30,000 options issued on March 25, 2025 to purchase shares of our Company’s common stock at an exercise price of $1.10 that vest pursuant to the following schedule: 50% of the options vest immediately, and the remaining options vest on December 31, 2025. The aggregate fair value of awards and options in this column are computed in accordance with FASB ASC 718. All assumptions made in the valuation are more fully described in Note 9 – Stockholder’s Deficit of Notes to Financial Statements. The amounts shown in this column do not reflect dollar amounts actually received.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2026 the stock ownership of (1) each person or group known to our Company to beneficially own 5% or more of our common stock and (2) each director and Named Executive (as set forth in Item 11. Executive Compensation) individually, and (3) all directors and executive officers of our Company as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in the table below is c/o Onfolio Holdings Inc., 1007 North Orange Street, 4th Floor, Wilmington, DE 19801.

Common Stock
Name of Beneficial Owner	Number Of Shares Beneficially Owned	Percentage of Class (1)(2)(3)
5% Shareholders(4)
Joel Arberman(5)	524,404	8.2%
6162 Dusenburg Road, Delray Beach, Florida 33484
ATW Digital Assets XI LLC (6)	650,522	9.9%
1 Pennsylvania Plaza, Suite 4810, New York, New York 10119
Alta Partners LLC(7)	630,470	9.7%
1205 Franklin Avenue, Garden City, New York 11530
Valarseo LLC(8)	370,371	6.3%
10225 Ulmerton Rd 3D, Largo, Florida 33771
Adam Garcia(9)	328,280	5.6%
16785 Broadwater Ave, Winter Garden, Florida 34787
Directors and Named Executive Officers
Dominic Wells(10) , CEO, CRO, Director (Chair of Board)	1,716,931	27.1%
Adam Trainor(11), Interim Chief Financial Officer, Chief Operations Officer	200,000	3.3%
Andrew “A.J.” Lawrence(12), Director	45,700	*
David McKeegan(12), Director	45,700	*
Robert J. Lipstein(12), Director	45,700	*
Mark Schwartz(12), Director	45,700	*
All Executive Officers and Directors as a Group (6 individuals) (13)	2,099,731	33.5%

_____________

* Less than 1.0%.

71

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

2.	Based on 5,863,215 shares of common stock outstanding on March 31, 2026.
3.

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from the Record Date, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

4.	Based upon a review of Schedule 13G and Schedule 13G/A filings with the SEC and the Company’s certified shareholder list from VStock Transfer as of December 31, 2025.
5.	Based on Schedule 13G/A filed with the SEC on September 16, 2025. Represents 524,404 immediately exercisable warrants to purchase 524,404 shares of common stock.
6.

Based on Schedule 13G filed with the SEC on February 11, 2026. Represents 569,077 shares of common stock. The common stock represents the approximate number of shares which ATW Digital Assets XI LLC (the "Holding Company") has the right to acquire within sixty (60) days through the conversion and/or exercise of senior secured convertible debt ("Convertible Debt") and rights to receive shares of Common Stock ("Rights Shares") issued by the Company. The Holding Company is wholly owned by ATW Master Fund V Inc., which is wholly owned by the private fund, ATW Master Fund V LP (the "Fund"). ATW Partners Opportunities Management, LLC (the "Adviser") serves as the investment manager to the Fund. Antonio Ruiz-Gimenez and Kerry Propper are control persons of the Adviser (the "Control Persons," and collectively with the Holding Company, ATW Master Fund V Inc., the Fund, and the Adviser, the "Reporting Persons"). By virtue of these relationships, the Reporting Persons may be deemed to have shared voting and dispositive power with respect to the Shares owned directly by the Holding Company.

7.

Based on Schedule 13G/A (Amendment No. 2) filed with the SEC on November 18, 2025. Represents 630,470 immediately exercisable warrants to purchase 630,470 shares of common stock. Steven Cohen serves as the Managing Member of Alta Partners, LLC.

8	Based on the Company’s certified shareholder list from VStock Transfer as of December 31, 2025. Represents 370,371 shares of restricted common stock. Lorenzo Cagni serves as the CEO of Valarseo LLC.
9

Based on Schedule 13G filed with the SEC on June 11, 2025, and the Company’s certified shareholder list from VStock Transfer as of December 31, 2025. Includes 268,597 shares of common stock, 37,038 shares of restricted common stock issued in connection with the Company’s October 2025 private placement, and 22,645 immediately exercisable warrants to purchase 22,645 shares of common stock.

10.	Includes 1,240,000 shares of common stock and 476,931 immediately exercisable warrants to purchase 476,931 shares of common stock.
11.	Represents 200,000 immediately exercisable options.
12.	Includes 700 shares of common stock and 45,000 immediately exercisable options.
13.	Includes an aggregate of 1,242,800 shares of common stock, 476,931 warrants, and 380,000 stock options beneficially owned by all executive officers and directors as a group.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

From time to time, the Company pays expenses directly on behalf of the Joint Ventures that it manages and receives funds on behalf of the joint ventures. As of December 31, 2025 and 2024 the balances due from related parties were $58,195 and $89,536, respectively, included in due from related parties.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of December 31, 2025 and 2024, the Company was owed $36,994 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties.

For additional information, see Note 10 – Related Party Transaction to our audited financial statements appearing elsewhere in Report on Form 10-K.

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

Director Independence

In March 2026, our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each of our directors. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Andrew “A.J.” Lawrence, David McKeegan, Robert J. Lipstein, and Mark Schwartz are “independent directors” as defined under applicable NASDAQ Stock Market Rules and Exchange Act Rules. In making such determination, our Board of Directors considered the relationships that each such non-employee director has/had with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining his/her independence, including the beneficial ownership of our capital stock by each non-employee director. The one member of our Board of Directors who is not an “independent director” is Dominic Wells as a result of his executive officer status with our Company.

Item 14. Principal Accountant Fees and Services

Astra Audit & Advisory, LLC (“Astra”) was our independent registered public accounting firm for our fiscal year ended December 31, 2025 and December 31, 2024.  BF Borgers CPA PC (“BF Borgers”) was our independent registered public accounting firm at the start of the fiscal year ended December 31, 2024.  The SEC entered an Order denying BF Borgers the privilege of appearing or practicing before the SEC as an accountant. The Company subsequently dismissed BF Borgers as its independent registered public accounting firm, effective May 3, 2024 and Astra was appointed as the Company’s independent registered public accounting firm on May 14, 2024. The aggregate fees billed for professional services by Astra and BF Borgers during 2025 and 2024 were as follows:

Astra Audit & Advisory, LLC

	2025	2024

Audit Fees	$348,730	$229,000
Audit-Related Fees	$12,500	$78,000
Tax Fees	-	-
All Other Fees	-	-

BF Borgers CPA PC

	2025	2024

Audit Fees	$-	$7,500
Audit-Related Fees	$-	$55,000
Tax Fees	-	-
All Other Fees	-	-

Audit Fees are the aggregate fees billed during the years ended December 31, 2025 and December 31, 2024 for professional services rendered by Astra and BF Borgers, respectively, for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally in connection with statutory and regulatory filings or engagements. Audit fees for 2025 were higher than in the prior year primarily due to increased audit complexity, including work related to the Eastern Standard acquisition, the valuation and accounting analysis of the Company’s convertible note, and the Company’s digital asset activities.

Audit-Related Fees are the aggregate fees billed during the years ended December 31, 2025 and December 31, 2024 for assurance and related services rendered by Astra and BF Borgers, respectively, that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above. For 2025, these fees consisted primarily of amounts billed for work performed in connection with the audit of the Eastern Standard acquisition. Audit-related fees decreased from the prior year due to the absence of acquisition activity in 2025.

Tax Fees are the aggregate fees billed during the years ended December 31, 2025 and December 31, 2024 for tax compliance services rendered. No tax services were rendered by either Astra or BF Borgers.

All Other Fees are the aggregate fees billed during the years ended December 31, 2025 and December 31, 2024 for products and services provided by Astra and BF Borgers, respectively, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

All the services performed by Astra and BF Borgers that are described above were pre-approved by the Company’s audit committee. The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis.

None of the hours expended on Astra’s and BF Borgers’ engagement to audit the Company’s financial statements for the years ended December 31, 2025 and December 31, 2024 were attributed to work performed by persons other than Astra’s and BF Borgers’ full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
2.1	Asset Purchase Agreement - RevenueZen	Incorporated by reference to Company’s Form 8-K filed on 01/04/24
2.2	Asset Purchase Agreement -Eastern Standard	Incorporated by reference to Company’s Form 8-K filed on 09/24/24
2.3	Closing Letter Agreement – Eastern Standard	Incorporated by reference to Company’s Form 8-K filed on 10/22/2024
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
3.2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 08/16/22
3.3	Amended and Restated Bylaws	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/26/22
4.1	Warrant Agency Agreement, dated August 30, 2022, between the Company and VStock Transfer LLC	Incorporated by reference to Company’s Form 8-K filed with the SEC on 8/30/22
4.2	Form of Warrant Agreement (included in Exhibit 4.1)	Incorporated by reference to Company’s Form 8-K filed with the SEC on 8/30/2022
4.3	Form of Representative’s Warrant	Incorporated by reference to Company’s Form 8-K filed with the SEC on 7/25/22
4.4	Warrant - BCP MEDIA, Inc.	Incorporated by reference to Company’s Form 8-K filed on 10/19/22
4.5	Form of Stock Certificate	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 5/13/22
4.6	Description of Registrant’s Securities	Filed Herewith
10.1	2020 Equity Incentive Plan	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 9/20/22
10.2	2020 Equity Incentive Plan Amendment No 1	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 8/1622
10.3	Form of Non-Qualified Stock Option Agreement – Employees	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.4	Form of Stock Option Exercise Agreement - Employees	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.5	Form of Non-Qualified Stock Option Award Agreement - Consultants	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.6	Form of Stock Option Exercise Agreement - Consultants	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22

10.7	Form of Non-Qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.8	Form of Stock Option Exercise Agreement - Non Employee Directors	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.9	Form of Restricted Stock Award Agreement - Directors	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.10	Non-Employee Director Compensation Policy 2025	Filed Herewith
10.11	Employment Agreement dated as of January 1, 2022, by the Company and Dominic Wells	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.12	Employee Agreement Amendment March 25, 2025 – Dominic Wells	Incorporated by reference to Company’s Form 10-Q filed with the SEC on 08/14/2025
10.13	Employment Agreement dated as of February 1, 2022, by the Company and Adam Trainor	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.14	Employee Agreement dated as of December 19, 2024, by the Company and Adam Trainor	Incorporated by reference to Company’s Form 8-K filed with the SEC on 12/20/2024
10.15	Form of Director and Officer Indemnification Agreement	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 04/07/22
10.16	Promissory Note - RevenueZen	Incorporated by reference to Company’s Form 8-K filed with the SEC on 01/04/24
10.17	Form of $400,000 Promissory Note – Eastern Standard	Incorporated by reference to Company’s Form 8-K filed with the SEC on 10/22/2024
10.18	Form of $850,000 Promissory Note – Eastern Standard	Incorporated by reference to Company’s Form 8-K filed with the SEC on 10/22/2024
10.19	Form of Security Agreement – Eastern Standard	Incorporated by reference to Company’s Form 8-K filed with the SEC on 10/22/2024
10.20	Form of Corporate Guarantee	Incorporated by reference to Company’s Form 8-K filed with the SEC on 10/22/2024
10.21	Securities Purchase Agreement between the Company and Buyers, dated November 17, 2025	Incorporated by reference to Company’s Form 8-K filed with the SEC on 11/19/25
10.22	Form of Senior Secured Convertible Note dated November 17, 2025	Incorporated by reference to Company’s Form 8-K filed with the SEC on 11/19/25
10.23	Form of Right to Receive Common Stock dated November 17, 2025	Incorporated by reference to Company’s Form 8-K filed with the SEC on 11/19/25
10.24	Form of Security and Pledge Agreement dated November 17, 2025	Incorporated by reference to Company’s Form 8-K filed with the SEC on 11/19/25
10.25	Form of Guaranty dated November 17, 2025	Incorporated by reference to Company’s Form 8-K filed with the SEC on 11/19/25
10.26	Form of Registration Rights Agreement dated November 17, 2025	Incorporated by reference to Company’s Form 8-K filed with the SEC on 11/19/25
14.1	Code of Ethics and Business Conduct	Incorporated by reference to Company’s Form S-1 Registration Statement filed with the SEC on 05/13/22
19.1	Insider Trading Policy	Incorporated by reference to Company’s Form 10-K filed with the SEC on 4/16/25

21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm – Astra Audit & Advisory, LLC	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished
97.1	Clawback Policy	Incorporated by reference to Company’s Form 10-K filed on 04/01/24

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None

Appendix A

Financial Statements

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Onfolio Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated  balance sheets of Onfolio Holdings, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3, the Company has recurring net losses and negative cash flow from operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Our opinion is not modified with respect to that matter.

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

/s/ Astra Audit & Advisory, LLC Astra Audit & Advisory, LLC

We have served as the Company’s auditor since 2024.
3702 W Spruce St # 1430
Tampa, Florida 33607
Firm ID 6920
March 31, 2026

3702 W Spruce St #1430 • Tampa, Florida 33607 • +1.813.441.9707

FINANCIAL STATEMENTS

Onfolio Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024

Assets

Current Assets:
Cash and cash equivalents	$2,175,223	$476,874
Accounts receivable, net	476,578	755,804
Inventory	44,800	65,876
Prepaids and other current assets	227,224	138,007
Total Current Assets	2,923,825	1,436,561

Intangible assets	1,683,798	3,323,211
Goodwill	4,203,145	4,210,557
Fixed assets	3,423	5,135
Due from related party	95,189	126,530
Investment in digital assets	2,263,471	9,465
Investment in unconsolidated joint ventures, cost method	188,007	213,007
Investment in unconsolidated joint ventures, equity method	-	268,231

Total Assets	$11,360,858	$9,592,697

Liabilities and Stockholder’s Equity

Current Liabilities:
Accounts payable and other current liabilities	$1,066,702	$969,068
Dividends payable	121,789	100,797
Notes payable – current	487,658	312,634
Notes payable – related parties, current	897,904	790,000
Contingent consideration	164,382	981,591
Deferred revenue	497,113	589,913
Derivative liability	3,463,727	-
Total Current Liabilities	6,699,275	4,194,003

Notes payable	-	450,000
Notes payable - related parties	480,141	1,049,000
Convertible notes, net of discount	276,273	-
Total Liabilities	7,455,689	5,243,003

Commitments and Contingencies – Note 16
Stockholders’ Equity:
Preferred stock, $0.001 per value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 169,460 and 134,460 issued and outstanding at December 31, 2025 and 2024;	169	134
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,863,214 and 5,127,395 issued and outstanding at December 31, 2025 and 2024;	5,864	5,128
Additional paid-in capital	24,524,989	22,316,751
Accumulated other comprehensive income	91,110	68,105
Accumulated deficit	(22,141,797)	(19,078,287)
Total Onfolio Inc. stockholders’ equity	2,480,335	3,311,831
Non-Controlling Interests	1,424,834	1,037,863
Total Stockholders’ Equity	3,905,169	4,349,694

Total Liabilities and Stockholders’ Equity	$11,360,858	$9,592,697

The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2025	2024

Revenue, services	$7,386,084	$4,660,069
Revenue, product sales	3,344,134	3,202,008
Total Revenue	10,730,218	7,862,077

Cost of revenue, services	3,910,452	2,609,061
Cost of revenue, product sales	389,568	708,139
Total cost of revenue	4,300,020	3,317,200

Gross profit	6,430,198	4,544,877

Operating expenses
Selling, general and administrative	7,467,169	5,718,243
Professional fees	1,212,805	948,751
Impairment of goodwill and intangible assets	439,964	121,000
Acquisition costs	68,625	264,731
Total operating expenses	9,188,563	7,052,725

Loss from operations	(2,758,365)	(2,507,848)

Other income (expense)
Equity method income	767	(4,812)
Dividend income	26,095	12,157
Interest income (expense), net	(498,409)	(101,667)
Change in fair value of digital assets	(226,753)	-
Change in fair value of derivative liabilities	1,083,185	-
Other income	(2,093)	6,183
Impairment of investments	(293,998)	-
Change in fair value of contingent consideration	111,813	368,464
Gain on sale of subsidiary	-	453,581
Total other income	200,607	733,906

Loss before income taxes	(2,557,758)	(1,773,942)

Income tax (provision) benefit	17,390	-

Net loss	(2,540,368)	(1,773,942)
Net loss attributable to noncontrolling interest	(48,291)	7,737
Net loss attributable to Onfolio Holdings Inc.	(2,588,659)	(1,766,205)

Preferred Dividends	(474,851)	(354,228)
Net loss to common shareholders	$(3,063,510)	$(2,120,433)

Net loss per common shareholder
Basic and diluted	$(0.58)	$(0.41)

Weighted average shares outstanding
Basic and diluted	5,260,327	5,117,941

The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance, December 31, 2023	92,260	$93	5,107,395	$5,108	$21,107,311	$(16,957,854)	$182,465	$-	$4,337,123
			-	-		-	-	-	-
Acquisition of Business	41,400	41	-	-	1,094,959	-	-	1,066,000	2,161,000
Sale of preferred stock for cash	800	-	-	-	20,000	-	-	-	20,000
Stock-based compensation	-	-	-	-	56,887	-	-	-	56,887
Shareholder Contributions					24,654				24,654
Common stock issued for exercise of options	-	-	20,000	20	12,940	-	-	-	12,960
Preferred dividends	-	-	-	-	-	(354,228)	-	-	(354,228)
Foreign currency translation	-	-	-	-	-	-	(114,360)		(114,360)
Distribution to non-controlling interest								(20,400)	(20,400)
Net loss	-	-	-	-	-	(1,766,205)	-	(7,737)	(1,773,942)

Balance, December 31, 2024	134,460	134	5,127,395	5,128	22,316,751	(19,078,287)	68,105	1,037,863	4,349,694

Sale of common stock and warrants for cash	-	-	735,819	736	992,620	-	-	-	993,356
Sale of preferred stock for cash	32,200	32	-	-	804,968	-	-	-	805,000
Preferred stock and common stock options issued for payment of contingent consideration	2,800	3	-	-	169,997	-	-	-	170,000
Stock-based compensation	-	-	-	-	240,653	-	-	-	240,653
Payment of note payable by NCI	-	-	-	-	-	-	-	400,000	400,000
Preferred dividends	-	-	-	-	-	(474,851)	-	-	(474,851)
Foreign currency translation	-	-	-	-	-	-	23,005	-	23,005
Distribution to non-controlling interest	-	-	-	-	-	-	-	(61,320)	(61,320)
Net loss	-	-	-	-	-	(2,588,659)	-	48,291	(2,540,368)

Balance, December 31, 2025	169,460	$169	5,863,214	$5,864	$24,524,989	$(22,141,797)	$91,110	$1,424,834	$3,905,169

 The accompanying notes are an integral part of these consolidated financial statements

Onfolio Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024

Cash Flows from Operating Activities
Net loss	$(2,540,368)	$(1,773,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	240,653	56,887
Equity method (income) loss	(767)	4,812
Depreciation expense	1,712	-
Amortization of debt discounts and debt issuance costs	140,685	-
Gain on sale of subsidiary	-	(453,581)
Change in fair value of contingent consideration	(111,813)	(368,464)
Amortization of intangible assets	1,199,449	906,737
Change in fair value of digital assets	229,086	-
Earnings on digital assets	(2,333)	-
Change in fair value of derivative liabilities	(1,083,185)	-
Impairment of intangible assets	439,964	121,000
Impairment of Investment	293,998	-
Net change in:
Accounts receivable	286,637	(282,002)
Inventory	21,076	26,761
Prepaids and other current assets	(89,217)	4,891
Accounts payable and other current liabilities	97,634	477,247
Due to joint ventures	31,341	24,441
Deferred revenue	(92,800)	86,850
Net cash used in operating activities	(938,248)	(1,168,363)

Cash Flows from Investing Activities
Proceeds from sale of subsidiary	-	780,000
Cash paid to acquire businesses	-	(255,000)
Investments in joint ventures	-	(59,000)
Proceeds from sale of digital assets	3,612	-
Investments in digital assets	(2,484,371)	(15,000)
Net cash provided by (used in) investing activities	(2,480,759)	451,000

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	-	12,960
Proceeds from sale of Series A preferred stock	805,000	20,000
Proceeds from sale of common stock units	993,356	-
Payments of preferred dividends	(453,859)	(321,442)
Distributions to non-controlling interest holders	(61,320)	(20,400)
Proceeds from notes payable	593,371	881,650
Payments on note payables	(955,847)	(386,339)
Proceeds from notes payable – related parties	60,965	200,000
Proceeds from convertible notes payable	4,770,000	-
Payments on note payables – related parties	(461,919)	(1,000)
Payments on contingent consideration	(195,396)	(59,093)
Net cash provided by financing activities	5,094,351	326,336

Effect of foreign currency translation	23,005	(114,360)

Net Change in Cash	1,698,349	(505,387)
Cash, Beginning of Period	476,874	982,261

Cash, End of Period	$2,175,223	$476,874

Cash Paid For:
Income Taxes	$-	$-
Interest	$330,730	$101,667

Non-cash Transactions
Dividends on preferred stock	$474,851	$354,228
Non-controlling interest issued for acquisitions	$-	$1,066,000
Non-controlling interest issued for settlement of note payable	$400,000	$-
Settlement of contingent consideration	$510,000	$-
Common stock options issued for acquisitions	$-	$60,000
Contingent consideration issued for acquisitions	$-	$1,349,148
Derivative liability established for conversion feature	$4,546,912	$-
Preferred stock issued for acquisitions	$-	$1,035,000
Notes payable issued for asset acquisitions	$-	$1,890,000

The accompanying notes are an integral part of these consolidated financial statements

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

 The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, Onfolio Management, LLC, WP Folio, LLC, Proofread Anywhere, LLC, Contentellect, LLC, SEO Butler Limited, Pace Generative LLC, and DealPipe, LLC. The Company also maintains majority ownership in DDS Rank, LLC, RevenueZen, LLC, and Eastern Standard which are owned 66%, 88%, and 53% respectively, by the Company as of December 31, 2025. All intercompany transactions and balances have been eliminated in consolidation.

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

Digital Assets

The Company’s digital assets include Bitcoin, the native cryptocurrency on the Bitcoin blockchain (“BTC”), Ether, the native cryptocurrency of the Ethereum blockchain (“ETH”), and Solana, the native cryptocurrency of the Solana blockchain (“SOL”), collectively the “Digital Assets”.

Cryptocurrency assets within the scope of ASC 350-60 Intangibles—Goodwill and Other—Crypto Assets(“ASC 350-60):

Our Digital Asset tokens have been determined to fall within the scope of ASC 350-60. The company reflects cryptocurrency assets held at fair value on the consolidated balance sheets within the Digital Assets line item. Changes in the fair value of cryptocurrency assets are recognized in income, reflected in the Change in fair value of digital assets category within the consolidated statement of operations.

In determining the fair value of digital assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”). The Company utilizes BitGo as the principal market and for pricing in determining the fair value of its digital asset holdings. The Company uses a first-in, first-out methodology to assign costs to digital assets. The fair value of digital assets are considered a level 1 fair value measurement.

Custodian Risk

The Company’s Digital Assets are held with a single third-party custodian, BitGo, which we selected based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our Bitcoin assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

Native Staking

The Company utilized one third-party asset manager to manage and stake ETH and SOL on its behalf as of December 31, 2025. Under these arrangements, the Company’s ETH and SOL is held by a qualified custodian and staked in the Ethereum and Solana protocol through a third-party validator operator (e.g., BitGo). The validator operator manages the staking process and delegates the Company’s ETH and SOL to network validators. When selected by the networks, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated.

ETH and SOL used in native staking is retained on the Company’s balance sheet as a crypto asset measured at fair value in accordance with ASC 350-60. The Company does not derecognize ETH and SOL when participating in native staking because it retains the ability to direct the use of the asset and obtain substantially all benefits.

The validator operator (e.g., BitGo) is not considered a customer under ASC606 as the service provided to BitGo does not represent an output as part of the entity’s ordinary operating strategy. As such the earnings are recorded as other income in the statement of operations.

Earnings from native staking is recognized at the end of each daily period, when the Company’s right to staking rewards becomes determinable (i.e., when the constraint is lifted). The amount recognized as earnings is measured at the fair value of rewards at contract inception for that day, net of validator commissions, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and ASC 820. Rewards represent noncash consideration and are measured using quoted prices in the principal market at contract inception. Subsequent changes in the fair value of ETH and SOL after initial recognition are recorded as unrealized gains or losses.

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

As of December 31, 2025, the Company has $497,113 in deferred revenue related to unsatisfied performance obligations that are expected to be recognized during fiscal 2026.

 The following table presented disaggregated revenue information for the years ended December 31, 2025 and 2024:

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Website management	$4,495,183	$1,069,716
Advertising and content revenue	2,890,902	3,590,353
Product sales	327,850	539,115
Digital Product Sales	3,016,283	2,662,893
Total revenue	$10,730,218	$7,862,077

The Company does not have any single customer that accounted for greater than 10% of revenue during the years ended December 31, 2025 and 2024.

Cost of Revenue

Cost of product revenue consists primarily of costs associated with the acquisition and shipment of products being sold through the Company’s online marketplaces.

Cost of Service revenue which include website content creation costs including contract labor, domain and hosting costs and certain software costs related to website operations.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares. As of December 31, 2025 the effect of 11,053,795 shares issuable upon the conversion of the convertible note payable has not been included in the computation of net loss per share as their effect would be anti-dilutive. As of December 31, 2025 and 2024 the effect of 861,860 and 412,250 stock options and 6,935,682 and 6,199,863 warrants, respectively, have not been included in the computation of net loss per share as their effect would be anti-dilutive.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of December 31, 2025 or 2024.

Derivative Financial Instruments

Derivatives are measured at their fair value on the balance sheet. In determining the appropriate fair value, the Company uses a binomial model. Changes in fair value are recorded in the consolidated statements of operations.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2025:

				Fair value at
	Level 1	Level 2	Level 3	December 31, 2025
Assets:
Cryptocurrency holdings	$2,263,471	$-	$-	$2,263,471
Total assets	$2,263,471	$-	$-	$2,263,471
Liabilities:
Derivative liability	$-	$-	$3,463,727	$3,463,727
Total liabilities	$-	$-	$3,463,727	$3,463,727

The Company did not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis as of December 31, 2024.

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

Stock-Based Compensation

Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based compensation plans. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Black-Scholes option pricing model is utilized to derive an estimated fair value. The Black-Scholes pricing model requires the consideration of the following  five variables for purposes of estimating fair value:

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

Expected Term. The expected life of stock options granted is determined using the simplified method based on the actual vesting date and the end of the contractual term.

Stock Option Exercise Price and Grant Date Price of Common Stock. Currently the Company utilizes the most recent cash sale price of its common stock as the most reasonable indication of fair value.

Advertising

The Company expenses advertising costs as they are incurred. Advertising costs were $2,160,111 and $1,474,972 for the years ended December 31, 2025 and 2024, respectively.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 amends ASC, Financial Instruments – Credit Losses (Topic 326) (“ASC Topic 326”) to simplify how entities measure credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC, Revenue from Contracts with Customers (Topic 606) (“ASC Topic 606”). This update allows entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. ASU 2025-05 is effective for interim and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company has not yet adopted ASU 2025-05 but does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2025, the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However, there is no assurance of additional funding being available.

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

B2B

Our B2B segment includes the results of operations of Eastern Standard, RevenueZen, DDS Rank, SEO Butler, Contentellect, Pace Generative and DealPipe. These entities share similar characteristics such as customers being businesses and being primarily service-related businesses.

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

Summary Operating Results

Sales, cost of sales and operating profit for each of our business segments were as follows (in millions):

	For the Year Ended December 31, 2025
	B2B	B2C	CORPORATE	Total

Revenue, services	$7,056,963	$329,121	$-	$7,386,084
Revenue, product sales	-	3,344,134	-	3,344,134
Total Revenue	7,056,963	3,673,255	-	10,730,218

Cost of revenue, services	3,827,147	83,305	-	3,910,452
Cost of revenue, product sales	-	389,568	-	389,568
Total cost of revenue	3,827,147	472,873	-	4,300,020

Gross profit	3,229,816	3,200,382	-	6,430,198

Operating expenses
Selling, general and administrative	3,267,336	2,404,927	1,794,906	7,467,169
Professional fees	74,312	39,879	1,098,614	1,212,805
Acquisition costs	-	-	68,625	68,625
Impairment of goodwill and intangible assets	222,641	217,323	-	439,964
Total operating expenses	3,564,289	2,662,129	2,962,145	9,188,563

Income (Loss) from operations	$(334,473)	$538,253	$(2,962,145)	$(2,758,365)

	For the Year Ended December 31, 2024
	B2B	B2C	CORPORATE	Total

Revenue, services	$4,368,661	$291,408	$-	$4,660,069
Revenue, product sales	-	3,202,008	-	3,202,008
Total Revenue	4,368,661	3,493,416	-	7,862,077

Cost of revenue, services	2,561,523	47,538	-	2,609,061
Cost of revenue, product sales	-	708,139	-	708,139
Total cost of revenue	2,561,523	755,677	-	3,317,200

Gross profit	1,807,138	2,737,739	-	4,544,877

Operating expenses
Selling, general and administrative	1,737,837	2,091,482	1,888,924	5,718,243
Professional fees	64,439	43,157	841,155	948,751
Acquisition costs	-	-	264,731	264,731
Impairment of goodwill and intangible assets	-	121,000	-	121,000
Total operating expenses	1,802,276	2,255,639	2,994,810	7,052,725

Income (Loss) from operations	$4,862	$482,100	$(2,994,810)	$(2,507,848)

Included within Selling, general and administrative is intangible asset amortization expense of $1,199,449 for the B2B segment and $0 for the B2C segment for the year ended December 31, 2025. Intangible asset amortization expense of $789,556 for the B2B segment and $117,181 for the B2C segment was included for the year ended December 31, 2024.

Unallocated Items

Business segment operating profit excludes the other items not considered part of management’s evaluation of segment operating performance such as a portion of management and administration costs, legal fees and settlements, stock-based compensation expense, significant asset impairments, gains or losses from divestitures, intangible asset amortization expense, and other miscellaneous corporate activities. Excluded items are included in the reconciling item “Corporate” between operating profit from our business segments and our consolidated operating profit. See “Note 2 – Summary of Significant Accounting Policies” (under the caption “Use of Estimates”) for a discussion related to certain factors that may impact the comparability of net sales and operating profit of our business segments.

Assets

Total assets for each of our business segments were as follows:

	As of December 31, 2025	As of December 31, 2024
B2B	$5,399,530	$6,495,983
B2C	1,873,485	2,097,863
Total business segment assets	7,273,015	8,593,846
Corporate assets	4,087,843	998,851
Total Assets	$11,360,858	$9,592,697

Corporate assets primarily include cash and cash equivalents, and investments in unconsolidated joint ventures. During the years ended December 31, 2025 and 2024, the Company incurred no capital expenditures related to its segments.

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

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the year ended December 31, 2024 as if the Eastern Standard and DDS Rank acquisitions occurred on January 1, 2024. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

Year ended December 31, 2024
Revenue	$11,456,601
Operating loss	(2,099,022)
Net loss	(1,446,510)
Net loss per common share	$(0.37)
Weighted Average common shares outstanding	5,117,941

NOTE 6 – INVESTMENTS IN JOINT VENTURES

The Company holds various investments in certain joint ventures as described below.

Cost method investments

OnFolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV I and has operational and financial decision making. The manager of JV 1 can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will received 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 10.91% interest from existing owners for $52,500 in cash, bringing its total equity interest to 13.65%. The management fee to the Company described above was waived for fiscal year ended December 31, 2025 and 2024, due to lower operating results of JV I.

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision making. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest.. Additionally, during the year ending December 31, 2020 the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II. The management fee to the Company described above was waived for fiscal years ended December 31, 2025 and 2024 due to lower operating results of JV II. During the year ended December 31, 2025, the Company recorded an impairment of $25,000 of its cost basis in JV II after JV II sold the majority of its assets.

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

The balance sheet of JV IV at December 31, 2025 included total assets of $612,977 and total liabilities of $462. The balance sheet of JV IV at December 31, 2024 included total assets of $842,594 and total liabilities of $27,153. Additionally, the income statement for JV IV for the years ended December 31, 2025 and 2024 included the following:

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Revenue	$5,423	$18,985
Net Income (loss)	$(205,950	$(13,440)

The Company recognized equity method income (loss) of $767 and $4,812 during the year ended December 31, 2025 and 2024, respectively, and received dividends from JV IV of $0. During the year ended December 31, 2025, the Company recorded full impairment loss of $268,998 on its investment in JV IV as the Company determined the expected future cash flows to be zero for JV IV after JV IV sold its major assets.

NOTE 7 – INTANGIBLE ASSETS

The following table represents the balances of intangible assets as of December 31, 2025 and 2024;

	Estimated life	December 31, 2025	December 31, 2024
Website Domains	Indefinite	$80,000	$297,323
Website Domains	4 years	449,927	497,500
Customer relationships	4-6 years	2,005,031	2,081,148
Trademarks and Tradenames	10 years	1,033,734	1,120,000
Non-compete agreements	3 years	239,814	252,500
		3,808,506	4,248,471
Accumulated Amortization - Website domains		(250,321)	(125,946)
Accumulated Amortization - Customer Relationships		(1,497,569)	(626,994)
Accumulated Amortization - Trademarks / Tradenames		(193,833)	(81,834)
Accumulated Amortization - Non-Compete		(182,985)	(90,486)
Net Intangible		$1,683,798	$3,323,211

For the year ended December 31, 2025 and 2024, the Company recognized $1,199,449 and $906,737 respectively, of amortization expense related to intangible assets.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of December 31, 2025:

For the year ended December 31, schedule of annual expected amortization expense	Amount

2026	$593,155
2027	263,749
2028	205,461
2029	108,934
Thereafter	432,499
Total remaining intangibles amortization	$1,603,798

During the year ended December 31, 2025, the Company recognized impairment losses of $439,964 of intangible assets, which was comprised of $217,322 related to the All Things Dogs website domains and $222,642 related to the DDS Rank acquisition intangible assets. During the year ended December 31, 2024, the Company recognized impairment losses of $121,000 of intangible assets related to the website domain operating under Vital Reaction.

NOTE 8 - DIGITAL ASSETS

The Company holds BTC, ETH, and SOL (both in scope of ASC 350-60), The following presents a summary of the Company’s digital asset holdings as of December 31, 2025, and activity for the year ended December 31, 2025. For detailed accounting policies related to digital assets, refer to Note 2.

Crypto assets within the scope of ASC 350-60:

The following table presents the Company’s significant crypto assets holdings as of December 31, 2025:

	December 31, 2025
	Quantity
	Free	Staked	Cost basis	Fair value
BTC	5.32	-	$489,400	$465,823
ETH	30.17	288.16	978,800	944,992
SOL	-	6,786.17	978,800	844,743
Other			46,336	7,913
Total			$2,493,336	$2,263,471

The following table presents a rollforward of the Company’s digital assets for the year ended December 31, 2025:

Fair value
Fair value as of December 31, 2024	$9,465
Additions[1]	2,484,371
Receipt and accrual of tokens from native staking activities	2,333
Sale of digital assets for cash	(3,612)
Change in fair value of tokens	(229,086)
Fair value as of December 31, 2025	$2,263,471

The Company’s staked token are held under native staking and are maintained in the original token balances. The staked token are not restricted and can be unstaked by the Company at any time.

The net loss on change in fair value of cryptocurrency of $226,753 is comprised of the earning on staked tokens of $2,333 and the change in fair value of $229,086.

The Company’s BTC, ETH, and SOL digital assets serve as collateral against the convertible note payable as discussed in Note 11, and pursuant to the note agreement any transactions regarding these assets must also be approved by the note holder. As of December 31, 2025, the fair value of the restricted digital assets was $2,255,558.

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

On February 28, 2025, the Company issued $70,000 in Series A preferred stock to the sellers of RevenueZen as further discussed in Note 16.

During the year ended December 31, 2025, the Company sold 32,200 shares of Series A preferred stock for $805,000 in cash proceeds.

During the year ended December 31, 2025 and 2024, the Company recognized $474,851 and $354,228 in dividends to the Series A preferred stockholders, respectively, and made cash dividend payments of $453,859 and $321,442, respectively. As of December 31, 2025 and 2024, the Company has remaining unpaid dividends of $121,789 and $100,797, respectively.

As of December 31, 2025 and December 31, 2024, there were 169,460 and 134,460 Series A preferred stock outstanding, respectively.

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

On October 7, 2025 the Company’s initiated a private offering where by the Company raised net proceeds of $993,356 pursuant to an offering of Common Stock Units comprised of an aggregate of (i) 735,819 shares of common stock, and (ii) warrants to purchase 735,819 shares of common stock at an exercise price equal to US$2.50 per share and expire on August 30, 2027. The shares and warrants comprising the units are immediately separable and are to be issued separately.

Stock Options

On February 28, 2025, the Company issued 79,240 stock options to purchase shares of common stock to the sellers of RevenueZen as further discussed in Note 16. The stock options have an exercise price of $1.34, have a term of 10 years, and are vested immediately.

During the year ended December 31, 2025, the Company awarded an aggregate of 120,000 common stock options to the non-employee directors of the Company with an exercise price of $1.10, of which 60,000 vested immediately, and the remaining 60,000 vest on December 31, 2025. In addition, the Company awarded 200,000 options to our CFO with an exercise price of $1.08 that vested immediately. The fair value of the stock options was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate between 3.98% and 4.08%; 3) volatility between 99.46% and 110.95% based on a group of peer group companies; and an expected term of 2 to 5.25 years.

During the year ended December 31, 2025, the Company awarded 5,500 options to an outside consultant with an exercise price of $1.12, that vested immediately. The fair value of the stock options was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.87%; 3) volatility of 101.41% based on a group of peer group companies; and an expected term of three years.

During the year ended December 31, 2025, the Company awarded 80,000 options with an exercise price of $1.13 to an outside consultants that vest in equal monthly amounts over 1 year. The fair value of the stock options was estimated using a Black-Scholes option pricing model and the following assumptions: 1) dividend yield of 0%; 2) risk-free rate of 3.56%; 3) volatility of 104.66% based on a group of peer group companies; and an expected term of three years.

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2023	133,189	$1.80	$2.52
Granted	310,000	0.27	0.58
Exercised	(20,000)	(0.36)	(0.65)
Forfeited and cancelled	(10,939)	(3.69)	(7.23)
Outstanding at December 31, 2024	412,250	0.65	1.02
Granted	484,740	0.78	1.13
Exercised	-	-	-
Expired	(26,250)	(4.40)	(5.95)
Forfeited and cancelled	(8,880)	(0.77)	(1.38)
Outstanding at December 31, 2025	861,860	$0.61	$0.93
Exercisable at December 31, 2025	531,860	$0.79	$1.12

The weighted average remaining contractual life is approximately 6.51 years for stock options outstanding with an intrinsic value of $45,954 as of December 31, 2025. The Company recognized stock-based compensation of $240,653 and $47,868 during the years ended December 31, 2025 and 2024, respectively. The Company has $44,366 of additional compensation cost related to options that are expected to vest.

Common Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2024	6,199,863	$4.21	$5.01
Granted	735,819	0.43	2.50
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at December 31, 2025	6,935,682	$4.21	$2.54
Exercisable at December 31, 2025	6,935,682	$4.21	$2.54

On October 7, 2025, a dilutive issuance of securities occurred pursuant to the Company’s 6,117,250 publicly traded Common Stock Purchase Warrant Dated August 30, 2022 (the “Warrant”). In accordance with Section 3(b) of the Warrant, the Dilutive Issuance affects the rights of holders of a Warrant (Nasdaq: ONFOW) under the Warrant. Effective as of October 7, 2025, as a result of a Dilutive Issuance, the Exercise Price was reduced from $5.00 per whole share to $2.50 per whole share, subject to the subsequent adjustments provided in the Warrant.  The Warrants are exercisable immediately and will remain exercisable at any time up to August 30, 2027. As a result of the Dilutive Issuance, upon any exercise of the Warrants by payment of cash, the Company will receive the exercise price of the warrants, which, if exercised in cash would result in gross proceeds to the Company of approximately $15.3 million.

The weighted average remaining contractual life is approximately 1.65 years for stock warrants outstanding with no intrinsic value of as of December 31, 2025.

NOTE 10 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the joint ventures that it manages and receives funds on behalf of the joint ventures. As of December 31, 2025 and December 31, 2024, the balances due from the joint ventures were $58,195 and $89,536 included in non-current assets.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of December 31, 2025 and 2024, the Company was owed $36,994 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties. The above transactions were not arms-length transactions.

NOTE 11 – NOTES PAYABLE

Notes payable

During the year ended December 31, 2020, the Company acquired domain names from a third party and owed $97,323. The Company has repaid $80,000 of the balance and as of December 31, 2024 and 2025, the remaining balance owed is $17,323. The amount is unsecured with no maturity date and does not accrue interest.

On January 4, 2024, the Company entered into a promissory note as part of the acquisition of RevenueZen (the “RevenueZen Note”). The RevenueZen Note has the principal sum of $440,000, matures on December 31, 2025, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 11%. Upon the occurrence of an Event of Default (as defined in the RevenueZen Note), the interest rate automatically increases to the rate of 16% per annum. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the RevenueZen Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $4,033 per month and commencing on July 31, 2024 the Company shall make an interest only payment of $3,575 per month (ii) no later than June 30, 2024, the Company must make a payment of $50,000; and (iii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on December 31, 2025. The required $50,000 payment was made on July 2, 2024 and the remaining balance of $390,000 was paid prior to the maturity date to settle the amount owed in full. As of December 31, 2025 the balance due on the RevenueZen Note was $0.

In January 2024, the Company entered into three separate promissory notes for aggregate principal of $250,000 and received cash proceeds of $250,000. The notes mature on the two-year anniversary of the Company using the funds received for the acquisition of a business, which occurred in January 2024, and carry a 15% interest rate on the outstanding principal balance of, and all other sums owing under, the loan amounts of the notes. During the year ended December 31, 2025 the remaining balance of $250,000 was paid prior to the maturity date to settle the amount owed in full. As of December 31, 2025 the balance due on the notes was $0.

On April 1, 2024 the Company received proceeds of $200,000 under note payable agreements from OA SPV, under note payable agreements from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is April 1, 2027. On February 26, 2025 the notes payable was modified to bear a 15% interest rate, calculated on the outstanding principal amount. Interest shall accrue annually and be payable at the end of each fiscal quarter in accordance with the profitability and cash flow of the Company’s wholly-owned subsidiaries, as agreed upon by both parties. The Company repaid $1,000 of the funds advanced during the year ended December 31, 2024 and repaid $10,000 during the year ended December 31, 2025. As of December 31, 2025 the balance due on the advance was $189,000 and is classified under Notes payable – related parties, on the balance sheet.

On June 6, 2024, the Company entered into a promissory note as part of the acquisition of DDS Rank (the “DDS Rank Note”). The DDS Rank Note has the principal sum of $200,000, matures on June 6, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 7%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the DDS Rank Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $1,167 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on June 6, 2026. As of December 31, 2025 the balance due on the DDS Rank Note was $200,000.

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

In addition, on October 1, 2024, the Company entered into a promissory note as part of the acquisition of Eastern Standard (the “Eastern Standard Note”). The Eastern Standard Note has the principal sum of $850,000, matures on October 1, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 8%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the Eastern Standard Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $5,667 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on October 1, 2026. As of December 31, 2025, the balance due on the Eastern Standard Note was $850,000, which is classified under Notes payable – related parties, on the balance sheet.

On February 28, 2025, the Company issued a promissory note for $340,000 to the RevenueZen Sellers in connection with the earn-out payment as discussed in Note 16. The promissory note has a term of 60 months and accrues interest at 19%. As of December 31, 2025, the balance due on the RevenueZen Note was $303,081, which is classified under Notes payable – related parties, on the balance sheet.

On June 2, 2025, the Company received proceeds of $35,965 under a note payable agreement from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is June 2, 2028 and bear a 15% interest rate, calculated on the outstanding principal amount. Interest shall accrue annually and be payable at the end of each fiscal quarter in accordance with the profitability and cash flow of the Company’s wholly-owned subsidiaries, as agreed upon by both parties. As of December 31, 2025 the balance due on the advance was $35,965 and is classified under Notes payable – related parties, on the balance sheet.

At various times the Company enters into short-term financing agreements with payment service providers who provide cash proceeds. The Company will repay the principal balance based on a percentage of its daily sales processed through the service provider until the total principal is repaid, which ranges from 5% to 30%, based on the repayment terms in the agreement which is less than one year. The following table shows the outstanding balances of these lenders as of December 31, 2025:

Borrowing Entity	Origination Date	Interest rate	Original cash advanced	Balance as of December 31, 2025	Balance as of December 31, 2024
Proofread Anywhere	August 24, 2024	8.9%	$250,000	$-	$145,358
Proofread Anywhere	May 25, 2025	8.8%	$250,000	$166,405	$-
Proofread Anywhere	August 13, 2025	13%	$253,750	$-	$-
Vital Reaction	June 30, 2024	8.67%	$55,000	$-	$2,287
Vital Reaction	October 31, 2024	8.67%	$83,000	$6,569	$83,000
Vital Reaction	July 25, 2025	8.39%	$32,000	$34,748	$-
Contentellect	November 18, 2024	6.53%	$44,700	$-	$39,396
Contentellect	June 30, 2025	7.20%	$77,100	$34,598	$-
DDS Rank	June 28, 2025	14.40%	$15,100	$5,709	$-
Onfolio Assets	November 5, 2024	11.20%	$10,900	$-	9,111
Onfolio Assets	June 28, 2025	8.13%	16,600	$4,846	$-
SEO Butler	November 30, 2024	9.91%	$21,650	$-	$16,159
SEO Butler	July 30, 2025	17.5%	$36,321	$17,460	$-

Total balance as of December 31, 2025				$270,335	$295,311

Convertible Notes

On November 17, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the buyer referred to in the Schedule of Buyers included therein (the “Buyers”), pursuant to which the Company agreed to sell (i) an aggregate principal amount of $6,000,000 in Senior Secured Convertible Notes (the “Senior Secured Notes”), convertible into the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) rights to receive Common Stock (the “Rights”) (see Note 16).

The Securities Purchase Agreement contains representations and warranties of the Company and the Buyers typical for transactions of this type. In addition, the Securities Purchase Agreement contains customary covenants on the Company’s part typical for transactions of this type.

Senior Secured Convertible Notes

Pursuant to the Securities Purchase Agreement, the Company has issued Senior Secured Convertible Notes (the “Senior Secured Notes”) in the aggregate principal amount of $6,000,000, maturing on November 17, 2027, which are convertible into shares of Common Stock at a conversion price of $0.984.  At any time the Buyer may, at the Buyers’s option, convert all, or any part of the note at the lower of (i) the applicable Conversion Price as in effect on the applicable Conversion Date and (ii) the greater of (x) the Floor Price and (y) (i) 92% of the lowest VWAP of the Common Stock of any Trading Day during the ten (10) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice or (ii) during the occurrence and continuance of an Event of Default, 85% of the lowest VWAP of the Common Stock of any Trading Day during the twenty (20) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice. The initial Floor Price means $0.22 (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events) provided that if on the six month anniversary of the Issuance Date the Floor Price shall be adjusted to the lower of (i) the Floor Price then in effect and (ii) 20% of the lower of (x) the closing price of the Ordinary Shares of the Principal Market (as reported by the Principal Market) as of the Trading Day ended immediately prior to such applicable Six Month Anniversary Date and (y) the quotient of (I) the sum of each the closing price of the Ordinary Shares of the Principal Market (as reported by the Principal Market) on each Trading Day of the five (5) Trading Day period ended on, and including, the Trading Day ended immediately prior to such applicable Six Month Anniversary Date, divided by (II) five.

Subject to the terms and conditions of the Securities Purchase Agreement, the Company may require each Buyer to participate in one or more additional closings for the purchase by such Buyer and the sale by the Company, of (a)with respect to the First Additional Closing (as defined below), additional Notes in the aggregate original principal amount of $2,000,000, or such other amount as the Company and each Buyer shall mutually agree in writing (such closing of the purchase of such Senior Secured Notes, the “First Additional Closing”), and (b) with respect to any Subsequent Additional Closing (as defined below), Senior Secured Notes with an aggregate original principal amount for all Subsequent Additional Closings not to exceed $292,000,000, or such other amount as the Company and each Buyer shall mutually agree in writing (each such closing of the purchase of such Senior Secured Notes, a “Subsequent Additional Closing”).

The Senior Secured Notes were issued on November 17, 2025, subject to the satisfaction of customary closing conditions. The Senior Secured Notes are senior obligations of the Company and are secured by all personal property and assets of the Company and its subsidiaries, pursuant to a Security Agreement and a Guaranty.

The Senior Secured Notes also contain certain negative covenants, including prohibitions on the incurrence of indebtedness, liens, restrictions on redemption and cash dividends, restrictions on the transfer of assets and changes in the nature of business, as well as standard and customary events of default including, but not limited to, failure to make payments when due, failure to observe or perform covenants or agreements contained in the Senior Secured Notes, existence of a default or event of default under any of the Transaction Documents (as defined in the Securities Purchase Agreement), the bankruptcy or insolvency of the Company or any of its subsidiaries and unsatisfied judgments against the Company. As of December 31, 2025, the Company was in compliance with all covenants under the agreements.

As a result of the variable conversion rate, the Company determined that the conversion feature must be separated from the note and accounted for as a derivative liability under ASC 815. The fair value of the derivative on the date of issuance of $4,546,912 was recorded as a debt discount. See further discussion under “Note 12. Derivative Liabilities.” The aggregate debt discount of $5,776,912 is being amortized to interest expense over the respective term of the note. As of December 31, 2025, the Company had a remaining unamortized discount of $5,723,727.

Registration Rights Agreement

On November 17, 2025, the Company also entered into a registration rights agreement with the Buyers (the “Registration Rights Agreement”), which provides, subject to certain limitations, the Buyers with certain registration rights for the shares of Common Stock issuable upon conversion of the Senior Secured Notes. The Registration Rights Agreement requires the Company to prepare and file a registration statement with the U.S. Securities and Exchange Commission within 30 days after the issuance of the Senior Secured Notes to register the resale of the shares underlying the Senior Secured Notes and cause such registration statement to be declared effective within 60 days after the issuance of the Senior Secured Notes. In the event that the Company fails to file the registration statement by the prescribed deadline or such registration statement is not declared effective by the prescribed deadline or the Company fails to maintain the effectiveness of such registration statement, then the Company shall pay to each holder of registrable securities relating to such registration statement an amount in cash equal to two percent (2.0%) of such investor’s original principal amount stated in such investor’s Senior Secured Note.

For the year ended December 31, 2025, the Company recognized interest expense associated with the Convertible Notes of $40,000. As of December 31, 2025, the Company had accrued interest associated with the Convertible notes of $0.

The following summarizes the Company’s maturities of debt instruments:

Principal
Fiscal year ended:
December 31, 2026	$1,385,562
December 31, 2027	6,251,622
December 31, 2028	111,578
December 31, 2029	91,298
December 31, 2030 and thereafter	25,643
Total loan repayments	7,865,703
Less interest	-
Total	$7,865,703

NOTE 12 – DERIVATIVE LIABILITIES

The fair values of the conversion option of outstanding convertible notes payable and common stock warrants were determined to be derivative liabilities under ASC 815 due to the default on convertible notes payable disclosed above, which resulted in a variable conversion price on the outstanding convertible note payable. The fair value of the derivative liabilities was estimated using a Monte-Carlo model with the following assumptions:

	December 31, 2025	November 17, 2025
Volatility	90%	90%
Dividend Yield	0%	0%
Risk-free rate	3.41%	3.56%
Expected term	1.29 years	1.38 years
Stock price	$0.68	$1.02
Conversion price	$0.984	$0.984
Derivative liability fair value	$3,463,727	$4,546,912
Number of shares issued upon conversion, exercise, or satisfaction of required conditions	11,053,795	6,097,561

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the nine months ended December 31, 2025:

Fair value as of December 31, 2024	$-
Establishment of derivative liability upon issuance of notes	4,546,912
Change in fair value of derivatives	(1,083,185)
Fair value as of December 31, 2025	$3,463,727

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total gain of $1,083,185 during the year ended December 31, 2025.

NOTE 13 – DEFERRED REVENUE

Deferred revenue as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Website design and implementation	$311,351	$451,683
Website management	150,642	72,237
Advertising and content services	35,120	65,993
Total deferred revenue	$497,113	$589,913

Changes in the balance of deferred revenue for the periods presented are as follows:

Deferred Revenue
Balance as of December 31, 2023	$149,965
Billings for the period	5,100,017
Revenue recognized	(4,660,069)
Balance as of December 31, 2024	589,913
Billings for the period	7,293,284
Revenue recognized	(7,386,084)
Balance as of December 31, 2025	497,113

The transaction price from revenue transactions allocated to unsatisfied performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods (“backlog”). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $497,113 in deferred revenue and $799,544 in backlog. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $589,913 in deferred revenue and $1,071,098 in backlog.

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

NOTE 14 – CONTRACTS IN PROCESS

The net unbilled accounts receivables (deferred revenues) position for contracts in process, related to the website design and implementation services, consisted of the following:

	December 31,	December 31,
	2025	2024
Costs on uncompleted contracts	$542,892	$624,865
Estimated earnings	737,686	712,658
Total costs and estimated profits on uncompleted contracts	1,280,578	1,337,523
Add: unbilled amounts on completed contracts	2,735	7,000
Less: Progress billings	(1,535,898)	(1,703,630)
Unbilled accounts receivables (deferred revenues), net	$(252,585)	$(359,107)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	December 31, 2025	December 31, 2024
Unbilled accounts receivable costs and estimated earnings in excess of billings on uncompleted contracts	$58,766	$92,576
Deferred revenues - Billings in excess of costs and estimated earnings on uncompleted contracts	(311,351)	(451,683
Unbilled accounts receivables (deferred revenues), net	$(252,585)	$(359,107

NOTE 15 - INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 21% and Delaware state tax rate of 8.7%. The components of the income tax provision on the consolidated statements of operations is as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Current tax expense
Federal	$-	$-
State	-	-
Foreign	17,390	-
Deferred tax expense (benefit)	-	-
Provision for income taxes, total	$17,390	$-

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024

Income tax benefit computed at the statutory rate
Federal	$(537,129)	21%	$(372,528)	21%
State	(199,085)	8%	-	-
Foreign	17,390	(1)%	-	-
Permanent differences
Change in fair value of derivative	(227,469)	9%	-
Other	50,537	(2)%	227,771	(13)%
Temporary differences
Amortization and impairment of intangible assets	344,277	(13)%	-	-
Other	24,137	(1)%	-	-
Net operating loss carryforwards
Federal	345,647	(14)%	144,757	(8)%
State	199,085	(8)%	-	-
Foreign	-	-	-	-
Penalties and interest	-	-	-	-
Provision for income taxes, current	$17,390	(1)%	$-

Temporary differences	$-		$-
Deferred tax provision (benefit)	$-		$-

The Company has the following operating loss carry forwards.

	As of	As of
	December 31, 2025	December 31, 2024
Net Operating loss carry forwards	$1,471,817	$1,399,231
Valuation allowance	(1,471,817)	(1,399,231)
Deferred tax assets	$-	$-

As of December 31, 2025, the Company had approximately $7,009,000 of estimated U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

On October 3, 2022, the Company entered into an Asset Purchase Agreement (“Hoang Asset Purchase Agreement”) with Hoang Huu Thinh, an individual (“Hoang”) for the purchase of the BWPS business. Pursuant to the Hoang Asset Purchase Agreement, the Company is to pay Hoang up to $60,000 in cash pursuant to the earn-out provisions of the Hoang Asset Purchase Agreement. The earn-out provisions were defined as follows, upon completion of the Closing and within three (3) years thereafter (“Earn-out Period” ends 10/3/2025), Hoang shall be eligible for two additional cash payments (i) if in any calendar month, the monthly gross revenue generated by the BWPS business is US$47,500 or more, then the buyer shall pay Hoang a one-time payment of US$30,000 (“Earn-out Payment 1”), payable within thirty days of the Earn-out Payment 1 being earned and (ii) if in any calendar month, the monthly gross revenue generated by the BWPS Business is US$52,000 or more, then the buyer shall pay Hoang a one-time payment of US$30,000 (“Earn-out Payment 2”), payable within thirty days of the Earn-out Payment 2 being earned. As of October 1, 2025, no payments were made pursuant to the earn-out provision and as the earn-out period has expired the Company recorded a gain on the change in fair value of $60,000 related to the accrued consideration.

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

On February 28, 2025, the Company and the RevenueZen sellers agreed to the final earn-out amount to be $682,000 and modified the payment terms to be paid with a cash payment of $72,000, $100,000 to be paid through profit sharing by using 30% of net operating income of RevenueZen, $100,000 in value for 79,240 stock options to purchase shares of common stock, $70,000 in Series A preferred stock, and $340,000 in a promissory note. The promissory note has a term of 60 months and accrues interest at 19%. The stock options have an exercise price of $1.34, have a term of 10 years, and vested immediately. During the year ended December 31, 2025, the Company has repaid $28,918 pursuant to the profit share agreement. As of December 31, 2025 the Company estimated the remaining obligations owed under the revenue share obligation to be $71,082.

On April 1, 2024, the Company closed on its acquisition of certain customers from First Page, and subject to the terms and conditions contained in the acquisition agreement, at the closing, the Company agreed to pay additional revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. On the date of acquisition, the Company estimated the fair value of the revenue share to be $343,148. During the year ended December 31, 2025, the Company paid $94,481 to the seller of First Page pursuant to the revenue share provisions. As of December 31, 2025, the Company estimated the remaining obligations owed under the revenue share provisions to be $93,298 resulting in a change in the fair value of the contingent consideration of $53,151.

Right to Receive Common Stock

On November 17, 2025 in connection with the Securities Purchase Agreement described in Note 11, the Company issued to the Buyers the Rights to Receive Common Stock, exercisable for the Right Amount (as defined below) in shares of Common Stock. The Rights shall be exercisable between November 17, 2025, and May 17, 2033. “Right Amount” means the underlying value of this Right, which initially shall be zero and shall increase on each calendar day on or after November 17, 2025, through and including, May 17, 2033, by the Right Daily Incremental Amount (as defined in the Rights) and any accrued and unpaid late charges related thereto. As of December 31, 2025, the Company has accrued $5,739 for the Right Amount.

NOTE 17 – SUBSEQUENT EVENTS

On January 6, 2026, the Company received a written notification (the “Notice”) from the Listing Qualifications Staff of The NASDAQ Stock Market (“NASDAQ”) stating that the Company is not in compliance with NASDAQ Listing Rule 5550(a)(2) because for the last 33 consecutive business days the closing bid price of the Company’s common stock was below the $1.00 per share minimum required for continued listing on NASDAQ. The Notice has no immediate effect on the listing or trading of the Company’s common stock on the NASDAQ Capital Market.

As stated in the Notice, NASDAQ Listing Rules provide the Company a compliance period of 180 calendar days (i.e., until July 6, 2026) in which to regain compliance, and the Company will regain compliance if the closing bid price of its common stock is $1.00 per share or higher for a minimum period of ten consecutive business days during this compliance period. In the event the Company does not regain compliance, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, NASDAQ will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the staff of NASDAQ that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, NASDAQ will provide notice that its securities will be subject to delisting.

Subsequent to December 31, 2025, the Company failed to settle the Eastern Standard Note for common shares and failed to have an effective registration statement as specified in the convertible note agreement which cause the triggering of an event of default. As of March 31, 2026, the Holder has not exercised any default remedies under the agreement.

Subsequent to December 31, 2025, the Company, and its subsidiary MightyDeals entered into an asset purchase agreement whereby it agreed to sell the underlying assets for a purchase price of $120,000. The Company has received $110,000 through the date of filing with the remaining amount to be paid in June 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONFOLIO HOLDINGS INC.

Registrant

By:	/s/ Dominic Wells
Dominic Wells,
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominic Wells	Chief Executive Officer, Principal Executive Officer, Chair of the Board of Directors	March 31, 2026
Dominic Wells

/s/ Adam Trainor	Interim Chief Financial Officer, Chief Operations Officer, Principal Financial and Accounting Officer	March 31, 2026
Adam Trainor

/s/ Andrew Lawrence	Director	March 31, 2026
Andrew Lawrence

/s/ David McKeegan	Director	March 31, 2026
David McKeegan

/s/ Robert J. Lipstein	Director	March 31, 2026
Robert J. Lipstein

/s/ Mark N. Schwartz	Director	March 31, 2026
Mark N. Schwartz

79