Form 10-Q
period 2026-03-31
Onfolio Holdings, Inc
filed 2026-05-15
CIK 1825452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of common stock outstanding as of May 13, 2026 was 6,662,508.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Part I Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1.A “Risk Factors” in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1. FINANCIAL STATEMENTS.

Onfolio Holdings, Inc.
Consolidated Balance Sheets

	March 31	December 31
	2026	2025
	(Unaudited)
Assets

Current Assets:
Cash	$841,804	$2,175,223
Accounts receivable, net	418,423	476,578
Inventory	37,393	44,800
Prepaids and other current assets	235,648	227,224
Total Current Assets	1,533,268	2,923,825

Intangible assets, net	1,480,121	1,683,798
Goodwill	4,203,145	4,203,145
Investment in digital assets	1,613,642	2,263,471
Fixed Assets, net	2,995	3,423
Due from related party	97,003	95,189
Investment in unconsolidated joint ventures, cost method	59,000	188,007
Investment in unconsolidated joint ventures, equity method	2,098	-
Total Assets	$8,991,272	$11,360,858
Liabilities and stockholders’ Equity

Current Liabilities:
Accounts payable and other current liabilities	$1,169,611	$1,066,702
Dividends payable	-	121,789
Notes payable, current	391,614	487,658
Notes Payable - related parties, current	1,096,385	1,153,080
Convertible notes, net of discount, current	826,475	-
Contingent consideration	119,186	164,382
Derivative Liability	3,777,864	3,463,727
Deferred revenue	200,069	497,113
Total Current Liabilities	7,581,204	6,954,451

Notes payable - related parties	193,465	224,965
Convertible notes, net of discount	-	276,273
Total Liabilities	7,774,669	7,455,689

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 169,460 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	169	169
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,863,214 issued and outstanding at March 31, 2026 and December 31, 2025	5,864	5,864
Additional paid-in capital	24,539,778	24,524,989
Accumulated other comprehensive income	101,309	91,110
Accumulated deficit	(24,789,976)	(22,141,797)
Total Onfolio Inc. stockholders’ equity (deficit)	(142,856)	2,480,335
Non-Controlling Interests	1,359,459	1,424,834
Total Stockholders' Equity	1,216,603	3,905,169

Total Liabilities and Stockholders' Equity	$8,991,272	$11,360,858

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,
	2026	2025

Revenue, services	$1,559,738	$1,796,595
Revenue, product sales	307,127	1,015,348
Total Revenue	1,866,865	2,811,943

Cost of revenue, services	904,369	1,016,860
Cost of revenue, product sales	44,361	87,963
Total cost of revenue	948,730	1,104,823

Gross profit	918,135	1,707,120

Operating expenses
Selling, general and administrative	1,320,786	2,221,346
Professional fees	430,704	237,905
Acquisition costs	-	33,410
Total operating expenses	1,751,490	2,492,661

Loss from operations	(833,355)	(785,541)

Other income (expense)
Equity method income (loss)	2,098	909
Dividend income	2,223	2,250
Interest income (expense), net	(973,750)	(100,720)
Other income	3,607	4,983
Change in fair value of digital assets	(674,157)	-
Change in fair value of derivative liability	(71,392)	-
Change in fair value of contingent consideration	(6,672)	54,173
Impairment of equity and cost method investments	(129,007)	-
Gain on sale of subsidiary assets	107,794	-
Total other income (expense)	(1,739,256)	(38,405)

Loss before income taxes	(2,572,611)	(823,946)

Income tax (provision) benefit	-	17,518

Net loss	(2,572,611)	(806,428)

Net loss attributable to noncontrolling interest	51,492	12,041
Net loss attributable to Onfolio Holdings Inc.	(2,521,119)	(794,387)

Preferred Dividends	(127,060)	(103,921)
Net loss to common shareholders	$(2,648,179)	$(898,308)

Net loss per common shareholder
Basic and diluted	$(0.45)	$(0.18)

Weighted average shares outstanding
Basic and diluted	5,863,214	5,127,395

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance, December 31, 2025	169,460	$169	5,863,214	$5,864	$24,524,989	$(22,141,797)	$91,110	$1,424,834	$3,905,169

Stock-based compensation	-	-	-	-	14,789	-	-	-	14,789
Preferred dividends	-	-	-	-	-	(127,060)	-	-	(127,060)
Foreign currency translation	-	-	-	-	-	-	10,199		10,199
Distribution to non-controlling interest								(13,883)	(13,883)
Net loss	-	-	-	-	-	(2,521,119)	-	(51,492)	(2,572,611)

Balance, March 31, 2026	169,460	$169	5,863,214	$5,864	$24,539,778	$(24,789,976)	$101,309	$1,359,459	$1,216,603

Balance, December 31, 2024	134,460	$134	5,127,395	$5,128	$22,316,751	$(19,078,287)	$68,105	$1,037,863	$4,349,694

Sale of preferred stock for cash	28,000	28	-	-	699,972	-	-	-	700,000
Preferred stock and common stock options issued for payment of contingent consideration	2,800	3	-	-	169,997	-	-	-	170,000
Stock-based compensation	-	-	-	-	272,930	-	-	-	272,930
Non-controlling interest investment for payment of note payable	-	-	-	-	-	-	-	400,000	400,000
Preferred dividends	-	-	-	-	-	(103,921)	-	-	(103,921)
Foreign currency translation	-	-	-	-	-	-	29,047	-	29,047
Distributions to non-controlling interest	-	-	-	-	-	-	-	(17,820)	(17,820)
Net loss	-	-	-	-	-	(794,387)	-	(12,041)	(806,428)

Balance, March 31, 2025	165,260	$165	5,127,395	$5,128	$23,459,650	$(19,976,595)	$97,152	$1,408,002	$4,993,502

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025

Cash Flows from Operating Activities
Net loss	$(2,572,611)	$(806,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,789	272,930
Equity method (income)/loss	(2,098)	(909)
Amortization of intangible assets	203,677	301,112
Amortization of debt discounts and debt issuance costs	139,576	-
Liquidated damages upon default of convertible notes	654,745	-
Depreciation expense	428	428
Impairment of equity and cost method investments	129,007	-
Change in fair value of contingent consideration	6,672	(54,173)
Change in fair value of derivative liabilities	71,392	-
Change in fair value of digital assets	689,112	-
Earnings on digital assets	(14,955)	-
Net change in:
Accounts receivable	33,826	67,041
Inventory	7,407	18,849
Prepaids and other current assets	(8,424)	(56,786)
Accounts payable and other current liabilities	102,911	49,684
Due to joint ventures	(1,814)	(1,855)
Deferred revenue	(297,044)	65,058
Net cash used in operating activities	(843,404)	(145,049)

Cash Flows from Financing Activities
Proceeds from sale of Series A preferred stock	-	700,000
Payments of preferred dividends	(248,849)	(99,250)
Distributions to non-controlling interest holders	(13,883)	(17,820)
Payments on note payables	(97,418)	(176,624)
Payments on note payables - related parties	(88,196)	-
Payments on contingent consideration	(51,868)	(108,475)

Net cash (used in) provided by financing activities	(500,214)	297,831

Effect of foreign currency translation	10,199	36,459

Net Change in Cash	(1,333,419)	189,241
Cash, Beginning of Period	2,175,223	476,874

Cash, End of Period	$841,804	$666,115

Cash Paid For:
Income Taxes	$-	$-
Interest	$195,483	$77,259

Supplemental Non-cash Disclosures
Preferred dividends accrued	$-	$103,921
Settlement of contingent consideration for note payable, preferred stock and stock options	$-	$510,000
Non-controlling interest issued for settlement of note payable	$-	$400,000
Digital assets received for settlement of accounts receivable	$24,329	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026 (the “Annual Report”).

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC, Onfolio Assets, LLC, Onfolio Management, LLC, WP Folio, LLC, Proofread Anywhere, LLC, Contentellect, LLC, SEO Butler Limited, Pace Generative LLC, and DealPipe, LLC. The Company also maintains majority ownership in DDS Rank, LLC, RevenueZen, LLC, and Eastern Standard which are owned 66%, 88%, and 53% respectively, by the Company as of March 31, 2026. All intercompany transactions and balances have been eliminated in consolidation.

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Native Staking

The Company utilized one third-party asset manager to manage and stake ETH and SOL on its behalf for the periods ended March 31, 2026 and December 31, 2025. Under these arrangements, the Company’s ETH and SOL is held by a qualified custodian and staked in the Ethereum and Solana protocol through a third-party validator operator (e.g., BitGo). The validator operator manages the staking process and delegates the Company’s ETH and SOL to network validators. When selected by the networks, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated.

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

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table presented disaggregated revenue information for the three months ended March 31, 2026 and 2025:

	For the Three Months ended March 31,
	2026	2025
Website management	$991,103	$941,465
Advertising and content revenue	568,635	855,130
Product sales	31,123	87,528
Digital Product Sales	276,004	927,820
Total revenue	$1,866,865	$2,811,943

The Company does not have any single customer that accounted for greater than 10% of revenue during the three months ended March 31, 2026 and 2025.

Cost of Revenue

Cost of product revenue consists primarily of costs associated with the acquisition and shipment of products being sold through the Company’s online marketplaces.

Cost of Service revenue which includes website content creation costs including contract labor, domain and hosting costs and certain software costs related to website operations.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares. As of March 31, 2026 the effect of 14,871,912 shares issuable upon the conversion of the convertible note payable has not been included in the computation of net loss per share as their effect would be anti-dilutive. As of March 31, 2026 and 2025 the effect of 850,740 and 776,360 stock options and 6,935,682 and 6,199,863 warrants, respectively, have not been included in the computation of net loss per share as their effect would be anti-dilutive.

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of March 31, 2026.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Fair value at March 31, 2026
Assets:
Cryptocurrency holdings	$1,612,739	$-	$-	$1,612,739
Total assets	$1,612,739	$-	$-	$1,612,739
Liabilities:
Derivative liability	$-	$-	$3,777,864	$3,777,864
Total liabilities	$-	$-	$3,777,864	$3,777,864

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Level 1	Level 2	Level 3	Fair value at December 31, 2025
Assets:
Cryptocurrency holdings	$2,263,471	$-	$-	$2,263,471
Total assets	$2,263,471	$-	$-	$2,263,471
Liabilities:
Derivative liability	$-	$-	$3,463,727	$3,463,727
Total liabilities	$-	$-	$3,463,727	$3,463,727

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

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Advertising

The Company expenses advertising costs as they are incurred. Advertising costs were $141,737 and $653,753 for the three months ended March 31, 2026 and 2025, respectively.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 amends ASC, Financial Instruments – Credit Losses (Topic 326) (“ASC Topic 326”) to simplify how entities measure credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC, Revenue from Contracts with Customers (Topic 606) (“ASC Topic 606”). This update allows entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. ASU 2025-05 is effective for interim and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company adopted this standard effective January 1, 2026, which did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2026, the  Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However, there is no assurance of additional funding being available.

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

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Summary Operating Results

Sales, cost of sales and operating profit for each of our business segments were as follows (in millions):

	For the Three Months Ended March 31, 2026
	B2B	B2C	CORPORATE	Total

Revenue, services	$1,521,828	$37,910	$-	$1,559,738
Revenue, product sales	-	307,127	-	307,127
Total Revenue	1,521,828	345,037	-	1,866,865

Cost of revenue, services	900,513	3,856	-	904,369
Cost of revenue, product sales	-	44,361	-	44,361
Total cost of revenue	900,513	48,217	-	948,730

Gross profit	621,315	296,820	-	918,135

Operating expenses
Selling, general and administrative	709,597	180,004	431,185	1,320,786
Professional fees	23,615	19,438	387,651	430,704
Acquisition costs	-	-	-	-
Total operating expenses	733,727	199,442	818,836	1,751,490

Income (loss) from operations	$(111,897)	$97,378	$(818,836)	$(833,355)

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Included within Selling, general and administrative is intangible asset amortization expense of $203,677 for the B2B segment and $0 for the B2C segment for the three months ended March 31, 2026. Intangible asset amortization expense of $301,112 for the B2B segment and $0 for the B2C segment was included for the three months ended March 31, 2025.

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

Assets

Total assets for each of our business segments were as follows:

	As of March 31, 2026	As of December 31, 2025
B2B	$4,887,552	$5,399,530
B2C	1,809,382	1,873,485
Total business segment assets	6,696,934	7,273,015
Corporate assets	2,294,338	4,087,843
Total Assets	$8,991,272	$11,360,858

Corporate assets primarily include cash and cash equivalents, and investments in unconsolidated joint ventures. During the three months ended March 31, 2026, the Company incurred no reportable capital expenditures or additions to goodwill related to its segments.

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – INVESTMENTS IN OTHER BUSINESSES

The Company holds various investments in certain joint ventures as described below.

Cost method investments

OnFolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV I and has operational and financial decision-making authority. The manager of JV I can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 10.91% interest from existing owners for $52,500 in cash, bringing its total equity interest to 13.65%. The management fee to the Company described above was waived for fiscal year ended December 31, 2025 and through the three months ended March 31, 2026, due to lower operating results of JV I. During the three months ended March 31, 2026, the Company recorded an impairment of $62,500 of its cost basis in JV I after JV I determined it would sell the underlying assets and the Company does not expect to receive any future proceeds.

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision-making authority. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest. Additionally, during the year ending December 31, 2020, the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II during the year ended December 31, 2022. During the year ended December 31, 2025, the Company recorded an impairment of $25,000 of its cost basis in JV II after JV II sold the majority of its assets. The management fee to the Company described above was waived for fiscal year ended December 31, 2025 and through the three months ended March 31, 2026, due to lower operating results of JV II.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision making. The manager of JV 1II can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV III for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV II investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 related to the cost basis of JV III. The management fee to the Company described above was waived for fiscal year ended December 31, 2025 and through the three months ended March 31, 2026, due to lower operating results of JV III. During the three months ended March 31, 2026, the Company recorded an impairment of $17,507 of its cost basis in JV III after JV III determined it would sell the underlying assets and the Company does not expect to receive any future proceeds.

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

OnFolio Groupbuild 1 LLC (“Groupbuild”) was formed on April 22, 2020 under the laws of Delaware. The Company, as manager, is entitled to 20% of the profits of Groupbuild, and an annual management fee of $15,000. The Company was assigned a 20% interest, value at $49,000 in Groupbuild by the Company’s CEO on August 1, 2020. During the three months ended March 31, 2026, the Company recorded an impairment of $49,000 of its cost basis in Groupbuild after Groupbuild determined it would sell the underlying assets and the Company does not expect to receive any future proceeds.

On March 4, 2024, the Company invested $10,000 into Coaching Plus Capital LLC for a 9.95% equity interest in the ownership.

On May 31, 2024, the Company, through its subsidiary Revenue Zen LLC, invested $24,000 into CliAcquire LLC for a 5% equity interest in the ownership. During the three months ended March 31, 2026, the Company received $2,223 in dividend income.

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

During the year ended December 31, 2025, the Company recorded full impairment loss of $268,998 on its investment in JV IV as the Company determined the expected future cash flows to be zero for JV IV after JV IV sold its major assets. As a result, the carrying value of the Company's investment in JV IV is $2,098 and $0 as of March 31, 2026 and December 31, 2025, respectively.

The balance sheet of JV IV at March 31, 2026 included total assets of $632,334 and total liabilities of $13,957.  The balance sheet of JV IV at December 31, 2025 included total assets of $612,977 and total liabilities of $462. Additionally, the income statement for JV IV for the three months ended March 31, 2026 and 2025 included the following:

	Three Months ended March 31,
	2026	2025
Revenue	$6,261	$3,385
Net income (loss)	5,861	2,540

The Company recognized equity method income of $2,098 and $909 during the three months ended March 31, 2026 and 2025, respectively, and received dividends from JV IV of $0 and $2,250, respectively, which were accounted for as returns on investment.

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INTANGIBLE ASSETS

The following table represents the balances of intangible assets as of March 31, 2026 and December 31, 2025:

	Estimated life	March 31, 2026	December 31, 2025
Website Domains	Indefinite	$80,000	$80,000
Website Domains	4 years	449,927	449,927
Customer relationships	4-6 years	2,005,031	2,005,031
Trademarks and Tradenames	10 years	1,033,734	1,033,734
Non-compete agreements	3 years	239,814	239,814
		3,808,506	3,808,506
Accumulated Amortization - Website domains		(276,663)	(250,321)
Accumulated Amortization - Customer Relationships		(1,634,536)	(1,497,569)
Accumulated Amortization - Trademarks / Tradenames		(219,297)	(193,833)
Accumulated Amortization - Non-Compete		(197,889)	(182,985)
Net Intangible		$1,480,121	$1,683,798

For the three months ended March 31, 2026 and 2025, the Company recognized $203,677 and $301,112, respectively, of amortization expense related to intangible assets.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of March 31, 2026:

For the year ended December 31, schedule of annual expected amortization expense	Amount

2026 (9 months remaining)	$389,478
2027	263,749
2028	205,461
2029	108,934
Thereafter	432,499
Total remaining intangibles amortization	$1,400,121

NOTE 7 - DIGITAL ASSETS

The Company holds BTC, ETH, and SOL (all in scope of ASC 350-60), The following presents a summary of the Company’s digital asset holdings as of March 31, 2026, and activity for the three months ended March 31, 2026. For detailed accounting policies related to digital assets, refer to Note 2.

Crypto assets within the scope of ASC 350-60:

The following table presents the Company’s significant crypto assets holdings as of March 31, 2026:

	March 31, 2026
	Quantity
	Free	Staked	Cost basis	Fair value
BTC	5.32	-	$489,400	$363,184
ETH	32.33	288.09	984,056	674,103
SOL	-	6,880.46	988,500	571,561
Other			70,665	4,794
Total			$2,532,621	$1,613,642

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents a roll-forward of the Company’s Digital Assets for the three months ended March 31, 2026:

Fair value
Fair value as of December 31, 2025	$2,263,471
Additions	-
Receipt and accrual of tokens from native staking activities	14,955
Receipt of tokens from customer payments	24,329
Change in fair value of tokens	(689,112)
Fair value as of March 31, 2026	$1,613,642

The Company’s staked token are held under native staking and are maintained in the original token balances. The staked token are not restricted and can be unstaked by the Company at any time.

The net loss on change in fair value of Digital Assets of $674,157 is comprised of the earning on staked tokens of $14,955 and the change in fair value of $(689,112).

The Company’s BTC, ETH, and SOL Digital Assets serve as collateral against the Senior Secured Convertible Notes as discussed in Note 10, and pursuant to the note agreement any transactions regarding these assets must also be approved by the note holder. As of March 31, 2026, the fair value of the restricted Digital Assets was $1,608,848.

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

During the three months ended March 31, 2026 and 2025, the Company recognized $127,060 and $103,921 in dividends to the Series A preferred stockholders, respectively, and made cash dividend payments of $248,849 and $99,250, respectively. As of March 31, 2026 and December 31, 2025, the Company has remaining unpaid dividends of $0 and $121,789, respectively.

As of March 31, 2026 and December 31, 2025, there were 169,460 Series A preferred stock outstanding, respectively.

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

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

On February 28, 2025, the Company issued 79,240 stock options to purchase shares of common stock to the sellers of RevenueZen as further discussed in Note 14. The stock options have an exercise price of $1.34, have a term of 10 years, and are vested immediately.

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2025	861,860	$0.61	$0.93
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Forfeited and cancelled	(11,120)	(0.77)	(1.38)
Outstanding at March 31, 2026	850,740	$0.61	$0.93
Exercisable at March 31, 2026	810,740	$0.60	$0.92

The weighted average remaining contractual life is approximately 6.34 years for stock options outstanding with $51,309 of intrinsic value as of March 31, 2026. The Company recognized stock-based compensation of $14,789 and $272,930 during the three months ended March 31, 2026 and 2025, respectively. The Company has $29,577 additional compensation cost related to options that are expected to vest.

Common Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2025	6,935,682	$4.21	$2.54
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at March 31, 2026	6,935,682	$4.21	$2.54
Exercisable at March 31, 2026	6,935,682	$4.21	$2.54

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

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The weighted average remaining contractual life is approximately 1.40 years for stock warrants outstanding with no intrinsic value of as of March 31, 2026.

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the joint ventures that it manages and receives funds on behalf of the joint ventures. As of March 31, 2026 and December 31, 2025, the balances due from the joint ventures were $60,009 and $58,195 included in non-current assets.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. As of March 31, 2026 and December 31, 2025, the Company was owed $36,994 by the entities controlled by the Company’s CEO.

No member of management has benefited from the transactions with related parties. The above transactions were not arms-length transactions.

NOTE 10 – NOTES PAYABLE

During the year ended December 31, 2020, the Company acquired domain names from a third party and owed $97,323. The Company has repaid $80,000 of the balance, the remaining balance owed is $17,323 as of March 31, 2026. The amount is unsecured with no maturity date and does not accrue interest.

On April 1, 2024 the Company received proceeds of $200,000 under note payable agreements from OA SPV, under note payable agreements from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is April 1, 2027. On February 26, 2025 the notes payable was modified to bear a 15% interest rate, calculated on the outstanding principal amount. Interest shall accrue annually and be payable at the end of each fiscal quarter in accordance with the profitability and cash flow of the Company’s wholly-owned subsidiaries, as agreed upon by both parties. The Company repaid $1,000 of the funds advanced during the year ended December 31, 2024 and repaid $10,000 during the year ended December 31, 2025. As of March 31, 2026 the balance due on the advance was $189,000 and is classified under Notes payable – related parties, on the balance sheet.

On June 6, 2024, the Company entered into a promissory note as part of the acquisition of DDS Rank (the “DDS Rank Note”). The DDS Rank Note has the principal sum of $200,000, matures on June 6, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 7%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the DDS Rank Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $1,167 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on June 6, 2026. As of March 31, 2026 the balance due on the DDS Rank Note was $200,000.

On October 1, 2024, the Company entered into a promissory note as part of the acquisition of Eastern Standard (the “Eastern Standard Note”). The Eastern Standard Note has the principal sum of $850,000, matures on October 1, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 8%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the Eastern Standard Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $5,667 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on October 1, 2026. As of March 31, 2026, the balance due on the Eastern Standard Note was $850,000, which is classified under Notes payable – related parties, on the balance sheet.

On February 28, 2025, the Company issued a promissory note for $340,000 to the RevenueZen Sellers in connection with the earn-out payment as discussed in Note 14. The promissory note has a term of 60 months and accrues interest at 19%. Effective January 1, 2026, the Company entered into an amendment to the note whereby the Company agreed to pay a lump payment of $40,000 on January 15, 2026 with the remaining balance to be amortized based on a 36 month period resulting in monthly payments of $9,643 with the final amount due and payable on December 31, 2026. As of March 31, 2026, the balance due on the RevenueZen Note was $246,385, which is classified under Notes payable – related parties, on the balance sheet.

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 2, 2025, the Company received proceeds of $35,965 under a note payable agreement from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is June 2, 2028 and bear a 15% interest rate, calculated on the outstanding principal amount. Interest shall accrue annually and be payable at the end of each fiscal quarter in accordance with the profitability and cash flow of the Company’s wholly-owned subsidiaries, as agreed upon by both parties. During the three months ended March 31, 2026, the Company made a payment of $31,500 which was recorded as a reduction in the amount owed against this advance. As of March 31, 2026 the balance due on the advance was $4,465 and is classified under Notes payable – related parties, on the balance sheet.

At various times the Company enters into short-term financing agreements with payment service providers who provide cash proceeds. The Company will repay the principal balance based on a percentage of its daily sales processed through the service provider until the total principal is repaid, which ranges from 5% to 30%, based on the repayment terms in the agreement which is less than one year. The following table shows the outstanding balances of these lenders as of March 31, 2026:

Borrowing Entity	Origination Date	Interest rate	Original cash advanced	Balance as of March 31, 2026	Balance as of December 31, 2025
Proofread Anywhere	May 25, 2025	8.80%	$250,000	$110,943	$166,405
Vital Reaction	October 31, 2024	8.67%	$83,000	$-	$6,569
Vital Reaction	July 25, 2025	8.39%	$32,000	$31,690	$34,748
Contentellect	June 30, 2025	7.20%	$77,100	$13,544	$34,598
DDS Rank	June 28, 2025	14.40%	$15,100	$1,543	$5,709
Onfolio Assets	June 28, 2025	8.13%	$16,600	$1,905	$4,846
SEO Butler	July 30, 2025	17.50%	$36,321	$14,666	$17,460

Total balance as of March 31, 2026				$174,291	$270,335

Convertible Notes

On November 17, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the buyer referred to in the Schedule of Buyers included therein (the “Buyers”), pursuant to which the Company agreed to sell (i) an aggregate principal amount of $6,000,000 in Senior Secured Convertible Notes (the “Senior Secured Notes”), convertible into the Company’s common stock and (ii) rights to receive Company common stock (the “Rights”) (see Note 14).

The Securities Purchase Agreement contains representations and warranties of the Company and the Buyers typical for transactions of this type. In addition, the Securities Purchase Agreement contains customary covenants on the Company’s part typical for transactions of this type.

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Senior Secured Convertible Notes

Pursuant to the Securities Purchase Agreement, the Company has issued Senior Secured Convertible Notes (the “Senior Secured Notes”) in the aggregate principal amount of $6,000,000, maturing on November 17, 2027, which are convertible into shares of Company common stock at a conversion price of $0.984.  At any time the Buyer may, at the Buyers’s option, convert all, or any part of the note at the lower of (i) the applicable Conversion Price as in effect on the applicable Conversion Date and (ii) the greater of (x) the Floor Price and (y) (i) 92% of the lowest VWAP of the common stock of any Trading Day during the ten (10) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice or (ii) during the occurrence and continuance of an Event of Default, 85% of the lowest VWAP of the common stock of any Trading Day during the twenty (20) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice. The initial Floor Price means $0.22 (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events) provided that if on the six month anniversary of the Issuance Date the Floor Price shall be adjusted to the lower of (i) the Floor Price then in effect and (ii) 20% of the lower of (x) the closing price of the Ordinary Shares of the Principal Market (as reported by the Principal Market) as of the Trading Day ended immediately prior to such applicable Six Month Anniversary Date and (y) the quotient of (I) the sum of each the closing price of the Ordinary Shares of the Principal Market (as reported by the Principal Market) on each Trading Day of the five (5) Trading Day period ended on, and including, the Trading Day ended immediately prior to such applicable Six Month Anniversary Date, divided by (II) five.

Subject to the terms and conditions of the Securities Purchase Agreement, the Company may require each Buyer to participate in one or more additional closings for the purchase by such Buyer and the sale by the Company, of (a) with respect to the First Additional Closing (as defined below), additional Senior Secured Convertible Notes in the aggregate original principal amount of $2,000,000, or such other amount as the Company and each Buyer shall mutually agree in writing (such closing of the purchase of such Senior Secured Notes, the “First Additional Closing”), and (b) with respect to any Subsequent Additional Closing (as defined below), Senior Secured Notes with an aggregate original principal amount for all Subsequent Additional Closings not to exceed $292,000,000, or such other amount as the Company and each Buyer shall mutually agree in writing (each such closing of the purchase of such Senior Secured Notes, a “Subsequent Additional Closing”).

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

During the three months ended March 31, 2026, the Company failed to settle the Eastern Standard Note for common shares and failed to have an effective registration statement as specified in the convertible note agreement which cause the triggering of an event of default. As a result of the default the Company was required to pay liquidated damages totaling $412,000 as of March 31, 2026, which have been deferred and will be due upon the maturity of the Senior Secured Notes or can be converted into common shares pursuant to the terms of the Senior Secured Notes. As of March 31, 2026, the Holder has not exercised any default remedies under the agreement. See “Note 15 Subsequent Events” for discussion of waiver received after March 31, 2026. The Company notes that not all events of default were waived and as such the note has been classified as current as of March 31, 2026.

As a result of the variable conversion rate, the Company determined that the conversion feature must be separated from the note and accounted for as a derivative liability under ASC 815. The fair value of the derivative on the date of issuance of $4,546,912 was recorded as a debt discount. See further discussion under “Note 11. Derivative Liabilities.” The aggregate debt discount of $5,776,912 is being amortized to interest expense over the respective term of the note. As of March 31, 2026, the Company had a remaining unamortized discount of $5,585,524.

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Registration Rights Agreement

On November 17, 2025, the Company also entered into a registration rights agreement with the Buyers (the “November Registration Rights Agreement”), which provides, subject to certain limitations, the Buyers with certain registration rights for the shares of common stock issuable upon conversion of the Senior Secured Notes. The November Registration Rights Agreement requires the Company to prepare and file a registration statement with the U.S. Securities and Exchange Commission within 30 days after the issuance of the Senior Secured Notes to register the resale of the shares underlying the Senior Secured Notes and cause such registration statement to be declared effective within 60 days after the issuance of the Senior Secured Notes. In the event that the Company fails to file the registration statement by the prescribed deadline or such registration statement is not declared effective by the prescribed deadline or the Company fails to maintain the effectiveness of such registration statement, then the Company shall pay to each holder of registrable securities relating to such registration statement an amount in cash equal to two percent (2.0%) of such investor’s original principal amount stated in such investor’s Senior Secured Note.

For the three months ended March 31, 2026, the Company recognized interest expense associated with the Convertible Notes of $140,000. As of March 31, 2026, the Company had accrued interest associated with the Convertible notes of $20,000.

The following summarizes the Company’s maturities of debt instruments:

Principal
Fiscal year ended:
December 31, 2026 (9 months remaining)	$1,487,999
December 31, 2027	6,189,000
December 31, 2028	4,465
December 31, 2029	-
December 31, 2030 and thereafter	-
Total loan repayments	7,681,464
Less interest	-
Total	$7,681,464

NOTE 11 – DERIVATIVE LIABILITIES

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

	March 31, 2026	December 31, 2025
Volatility	80%	90%
Dividend Yield	0%	0%
Risk-free rate	3.68%	3.41%
Expected term	1.65 years	1.29 years
Stock price	$0.70	$0.68
Conversion price	$0.984	$0.984
Derivative liability fair value	$3,777,864	$3,463,727
Number of shares issued upon conversion, exercise, or satisfaction of required conditions	14,871,912	11,053,795

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the three months ended March 31, 2026:

Fair value as of December 31, 2025	$3,463,727
Derivative value for liquidated damages added to principal balance of notes	242,745
Change in fair value of derivatives	71,392
Fair value as of March 31, 2026	$3,777,864

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total loss of $71,392 during the three months ended March 31, 2026.

NOTE 12 – DEFERRED REVENUE

Deferred revenue as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Website design and implementation	$52,749	$311,351
Website management	125,632	150,642
Advertising and content services	21,688	35,120
Total deferred revenue	$200,069	$497,113

Changes in the balance of deferred revenue for the periods presented are as follows:

Deferred Revenue
Balance as of December 31, 2025	$497,113
Billings for the period	1,263,209
Revenue recognized	(1,560,253)
Balance as of March 31, 2026	$200,069

The transaction price from revenue transactions allocated to unsatisfied performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods ("backlog"). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $200,069 in deferred revenue and $463,581 in backlog. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $497,113 in deferred revenue and $1,071,098 in backlog.

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

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 NOTE 13 – CONTRACTS IN PROCESS

The net unbilled accounts receivables (deferred revenues) position for contracts in process, related to the website design and implementation services, consisted of the following:

	March 31,	December 31,
	2026	2025
Costs on uncompleted contracts	$716,392	$542,892
Estimated earnings	566,763	737,686
Total costs and estimated profits on uncompleted contracts	1,283,155	1,280,578
Add: unbilled amounts on completed contracts	5,126	2,735
Less: Progress billings	(1,204,357)	(1,535,898)
Unbilled accounts receivables (deferred revenues), net	$83,924	$(252,585)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	March 31, 2026	December 31, 2025
Unbilled accounts receivable costs and estimated earnings in excess of billings on uncompleted contracts	$136,673	$58,766
Deferred revenues - Billings in excess of costs and estimated earnings on uncompleted contracts	(52,749)	(311,351)
Unbilled accounts receivables (deferred revenues), net	$83,924	$(252,585)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

On February 28, 2025, the Company and the RevenueZen sellers agreed to the final earn-out amount to be $682,000 and modified the payment terms to be paid with a cash payment of $72,000, $100,000 in value for 79,240 stock options to purchase shares of common stock with an exercise price of $1.34, have a term of 10 years, and vested immediately, $70,000 in Series A preferred stock, and $340,000 in a promissory note, which has a term of 60 months and accrues interest at 19%, and $100,000 to be paid through profit sharing by using 30% of net operating income of RevenueZen. During the three months ended March 31, 2026 the Company paid $26,782 under the revenue share obligation and estimated the remaining obligations owed under the revenue share obligation to be $44,299 as of March 31, 2026.

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On April 1, 2024, the Company closed on its acquisition of certain customers from First Page, and subject to the terms and conditions contained in the acquisition agreement, at the closing, the Company agreed to pay additional revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. On the date of acquisition, the Company estimated the fair value of the revenue share to be $343,148. During the three months ended March 31, 2026, the Company paid $25,086 to the seller of First Page pursuant to the revenue share provisions. As of March 31, 2026, the Company estimated the remaining obligations owed under the revenue share provisions to be $74,884 resulting in a loss on the change in the fair value of the contingent consideration of $6,672.

On November 17, 2025 in connection with the Securities Purchase Agreement described in Note 10, the Company issued to the Buyers the Rights to Receive common stock, exercisable for the Right Amount (as defined below) in shares of common stock. The Rights shall be exercisable between November 17, 2025, and May 17, 2033. “Right Amount” means the underlying value of this Right, which initially shall be zero and shall increase on each calendar day on or after November 17, 2025, through and including, May 17, 2033, by the Right Daily Incremental Amount (as defined in the Rights) and any accrued and unpaid late charges related thereto. As of March 31, 2026 and December 31, 2025, the Company has accrued $9,707 and $5,739 for the Right Amount, respectively.

NOTE 15 – SUBSEQUENT EVENTS

On April 10, 2026, the Company entered into an Equity Purchase Facility Agreement (the “Purchase Agreement”) with a certain institutional investor (the “Investor”).

Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Investor, from time to time and in the Company’s sole discretion, up to an aggregate of $100 million of newly issued shares of the Company’s common stock, during the term of the Purchase Agreement.

During the period commencing on the date of the Purchase Agreement and expiring upon the date of termination of the Purchase Agreement, and subject to the satisfaction or waiver, on each Advance Notice Date (as defined in the Purchase Agreement), of each of the conditions precedent set forth in the Purchase Agreement, sales of common stock under the Purchase Agreement may be made in one or more advances (each, an “Advance”) initiated by the Company through delivery of a notice (each, an “Advance Notice”) to the Investor. The purchase price per share issued pursuant to any Advance Notice will be determined pursuant to the terms of the Purchase Agreement.

There is no mandatory minimum number of shares that may be sold in any Advance, provided that each requested Advance may not exceed the Maximum Advance Amount (as defined in the Purchase Agreement) and each Advance is subject to certain limitations described in the Purchase Agreement, including, but not limited to, a beneficial ownership limitation prohibiting the Investor and its affiliates from beneficially owning more than 9.99% of the outstanding common stock of the Company at any time.

Pursuant to the Purchase Agreement, and in accordance with the requirements of Nasdaq Listing Rule 5635(d),  issuances under the Purchase Agreement are further limited such that the aggregate number of shares issued may not exceed 19.99% of the outstanding common stock of the Company as of the date of the Purchase Agreement, unless the Company has obtained stockholder approval from the requisite number of stockholders of the common stock approving such issuances. Pursuant to the terms of the Purchase Agreement, the Company is required to use its best efforts to solicit its stockholders’ approval of the issuance of all of the shares of common stock issuable pursuant to the Purchase Agreement in compliance with the rules and regulations of Nasdaq.

The Company is not obligated to make sales of common stock under the Purchase Agreement to the Investor and there are no minimum draw requirements, commitment fees (other than described below), or penalties for non-use. The Investor has no right to require the Company to initiate any Advance.

The proceeds from any sales of common stock under the Purchase Agreement must be used by the Company as follows: (i) twenty five percent (25%) to acquire cryptocurrencies to serve as a reserve asset, and (ii) the remaining seventy five percent (75%) for working capital purposes and general corporate purposes, subject to further exceptions described in the Purchase Agreement.

ONFOLIO HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As consideration for the Investor’s commitment to purchase shares of common stock in accordance with the Purchase Agreement, the Company also agreed to pay a commitment fee in an amount equal to 50,000 shares of common stock on the date of the Purchase Agreement. As of the date of this Report on Form 10-Q, the 50,000 commitment fee shares had not yet been issued to the Investor.

The Purchase Agreement also contains customary representations, warranties, covenants, conditions to each Advance, and termination provisions. The term of the Purchase Agreement is 24 months from the date of the Purchase Agreement and may be terminated upon the occurrence of specified events, including the exhaustion of the commitment amount or other customary termination events. Additionally, the Purchase Agreement may be terminated by the Company at any time without penalty.

In connection with the Purchase Agreement, also on April 10, 2026, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed to file and maintain a registration statement (the “Registration Statement”) registering the resale of the shares of common stock issuable pursuant to the Purchase Agreement within thirty (30) calendar days of the date of the Registration Rights Agreement. The Company has agreed to use its best efforts to cause the Registration Statement to be declared effective as soon as practicable, but in no event later than ninety (90) calendar days of the date of the Registration Rights Agreement (subject to certain extensions).

Curvature Securities, LLC (the “Placement Agent”), acted as the placement agent in connection with the transactions contemplated by the Purchase Agreement, for which the Company has agreed to pay a cash fee, payable at each closing, equal to 3.0% of the aggregate gross proceeds raised pursuant to the Purchase Agreement and to reimburse certain expenses of the Placement Agent.

Limited Waiver and Amendment Agreement

As discussed in Note 10, the Company in its filings with the Commission, the Company and the investor signatory thereto (the “Holder”) entered into (i) that certain Securities Purchase Agreement, pursuant to which, among other things, the Company issued to the Holder (a) Senior Secured Convertible Notes and (b) the Rights, and (ii) that certain November Registration Rights Agreement, and together with the Securities Purchase Agreement, the Senior Secured Convertible Notes, the Rights, and the November Registration Rights Agreement, the “Existing Transaction Documents”).

On April 10, 2026, the Company entered into a Limited Waiver and Amendment Agreement with the Holder (the “Waiver Agreement”). The Waiver Agreement provides for specific waivers and forbearances related to existing and potential events of default under the Existing Transaction Documents, as well as amendments to the Existing Transaction Documents to accommodate the terms of the Purchase Agreement. Capitalized terms used but not defined in this description of the Waiver Agreement shall have the meaning set forth in the Waiver Agreement.

Pursuant to the Waiver Agreement, the Holder granted, among other things, the following limited waivers: (i) the Holder agreed to waive certain Asset Sale Events of Default that otherwise occurred in connection with the Company’s sale of certain assets as described in the Waiver Agreement, (ii) the Holder agreed to waive any Asset Sale Event of Default arising from the occurrence of one or more Permitted Future Asset Sales as described in the Waiver Agreement, (iii) the Holder waived its right to require a cash redemption of the Senior Secured Convertible Note, either as a result of an Event of Default under the Senior Secured Convertible Note arising from the Eastern Exchange Event of Default, or as a pro rata portion of net proceeds, in connection with the Asset Sales, (iv) the Holder agreed to forbear from exercising certain redemption rights related to the default arising from the Eastern Exchange Event of Default until September 17, 2026, and the Holder waived the application of the Default Interest Rate during such period, and (v) the Holder waived the Company’s failure to pay Registration Delay Payments relating to the Initial Registration Statement as an Event of Default, with any such Registration Delay Payments due, when and as required under the November Registration Rights Agreement, to be paid on the Maturity Date except to the extent included, in whole or in part, in the Conversion Amount of one or more conversions of the Senior Secured Convertible Note as specified in any such applicable Conversion Notice.

Conversion Notices Under Senior Secured Convertible Note

As discussed in Note 10, on November 17, 2025, the Company issued the Senior Secured Convertible Notes (the "Senior Secured Notes") to ATW Digital Assets XI LLC (the "Holder") in the original aggregate principal amount of $6,000,000. Between May 1, 2026 and May 11, 2026, the Holder delivered four Conversion Notices to the Company electing to convert (i) an aggregate of $270,000 of outstanding principal under the Senior Secured Notes and (ii) $494 of accrued and unpaid interest, representing an aggregate Conversion Amount of $270,494, in exchange for an aggregate of 667,962 shares of the Company's common stock. Following the application of such conversions, the remaining outstanding principal balance of the Senior Secured Notes is $5,730,000.

Other Common Stock Issuances

On May 8, 2026, the Company issued 49,018 shares of common stock for the cashless exercise of 90,000 common stock options at an exercise price of $0.51 per share, previously granted under the Company's 2020 Equity Incentive Plan.

On May 11, 2026, the Company issued 82,314 shares of common stock to ATW Digital Assets XI LLC, the holder of the Senior Secured Notes, in payment of the $40,000 monthly interest instalment due under the Senior Secured Notes for the period ended April 30, 2026.

Increase in Authorized Shares of Common Stock

On April 6, 2026, at a special meeting of stockholders, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation (the "Charter Amendment") to increase the number of authorized shares of common stock of the Company from 50,000,000 shares to 300,000,000 shares. On May 8, 2026, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware, and the increase in the number of authorized shares of common stock became effective on that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 31, 2026.

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

The first quarter of 2026 was a transitional quarter during which we continued the integration of our agencies into a more unified "AgencyCo" structure, and Proofread Anywhere continued to scale its advertising spend in a more profitable manner. Revenue for the quarter was $1.87M, compared to $2.81M in Q1 2025 and $2.03M in Q4 2025. Loss from operations was $0.83M, compared to $0.79M in Q1 2025 and $1.26M in Q4 2025. Of the Q1 2026 loss from operations, $204K was amortization of intangible assets from prior acquisitions and $15K was stock-based compensation, both of which are non-cash items.

Our EBITDA As Defined in Q1 2026 was $(498,739), compared to $(185,411) in 2025, and was lower in 2026 as a result of decreased gross margins. The decrease in gross margin does not reflect a change in margin at any individual subsidiary, but rather a shift in revenue concentration from our high margin B2C segment to our lower margin B2B services segment. EBITDA As Defined is a Non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure.

At the portfolio level, the integration of RevenueZen with Eastern Standard, referenced in our prior filings, continued during the quarter and contributed to lower subcontractor costs at RevenueZen. Management also reports improvements in net margin and new-sales activity at RevenueZen during the quarter.

In November 2025, we entered into a Securities Purchase Agreement providing for the issuance of up to $300 million in Senior Secured Convertible Notes, of which $6 million was issued at the initial closing (see Note 10). In April 2026, subsequent to quarter end, we entered into an Equity Purchase Facility Agreement under which we may sell up to $100 million in newly issued shares of common stock to an institutional investor (see Note 15). These arrangements provide potential additional sources of capital that we may use to support operations and to fund acquisition opportunities as they arise.

With the recently established financing arrangements in place, our focus remains on managing the existing portfolio while continuing to evaluate accretive acquisition opportunities.

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

Results of Operations

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

The Company reported a net loss of $2,572,611, which includes $365,142 in non-cash expenses, a $654,745 default penalty for liquidated damages,  a $674,157 non-cash loss on the change in fair value of digital assets, and a $71,392 non-cash loss on the change in fair value of derivative liabilities, for the three months ended March 31, 2026, compared to a net loss of $806,428, which includes $520,297 in non-cash expenses, for the three months ended March 31, 2025. The components of the increase in net loss for the current period are as follows:

Revenues

	For the Quarter Ended March 31,		$ Change from prior	% Change from prior
	2026	2025	Year	year
Revenue, services	$1,559,738	$1,796,595	$(236,857)	(13)%
Revenue, product sales	307,127	1,015,348	(708,221)	(70)%
Total Revenue	$1,866,865	$2,811,943	(945,078)	(34)%

Revenue decreased by $945,078, or 34% for the three months ended March 31, 2026 compared to 2025. The decrease is primarily due to a decline in sales at our Proofread Anywhere, Contentellect, RevenueZen, Vital Reaction, and SEO Butler subsidiaries. The declines were partially offset by revenue growth at our Eastern Standard subsidiary and new revenue from our Pace Generative subsidiary, which did not exist in the comparable period.

Cost of Revenue

	For the Quarter Ended March 31,		$ Change from	% Change from
	2026	2025	prior year	prior year
Cost of revenue, services	$904,369	$1,016,860	$(112,491)	(11)%
Cost of revenue, product sales	44,361	87,963	(43,602)	(50)%
Total Cost of Revenue	948,730	1,104,823	(156,093)	(14)%

Cost of revenue decreased by $156,093, or 14% for the three months ended March 31, 2026 compared to 2025, primarily driven by lower costs at our Contentellect, RevenueZen, and Proofread Anywhere subsidiaries, partially offset by an increase at Eastern Standard, in line with revenue increases and decreases. The Company's gross profit margin contracted to 49% from 61%, primarily reflecting a shift in revenue mix as higher-margin digital product sales declined as a percentage of total revenue. The components most significant to the Company's cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance, and the costs of acquiring inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses decreased by $900,560, or 41% during the three months ended March 31, 2026 compared to 2025. The decrease was primarily due to lower advertising and marketing costs of $512,000, lower stock-based compensation expense of $258,000, and lower amortization expense of approximately $97,400, reflecting the impairment of intangible assets recorded at December 31, 2025 and certain intangibles reaching the end of their expected life. The remaining decrease of approximately $33,000 was spread across compensation, contractor, and other general and administrative cost categories.

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

Professional Fees and Acquisition Costs

Professional fees increased by $192,799, or 81% during the three months ended March 31, 2026 compared to 2025 primarily due to higher legal and professional fees of approximately $116,500 and higher audit fees of approximately $76,300, with the increase concentrated at the Corporate level. The Company incurred $0 in acquisition costs during the three months ended March 31, 2026 compared to $33,410 during 2025, which included due diligence, audit, legal and other professional fees related to acquisitions and potential acquisitions. We expect acquisition costs to be incurred as we evaluate future opportunities.

Other Income and expense

Total other expense was $1,739,256 during the three months ended March 31, 2026, compared to other expense of $38,405 during 2025. The increase in other expense was driven primarily by $71,392 loss on the change in fair value of derivative liabilities and a $674,157 loss on the change in fair value of digital assets, neither of which had a comparable amount in the prior period. The Company also recorded an increase in interest expense of approximately $873,000 on the outstanding promissory notes as a result of higher note balances as well as liquidation penalty of approximately $655,000 as a result of the Company’s default on the Senior Secured Notes, a loss on its cost basis investments of $129,007 and a $6,672 loss on the change in fair value of the contingent consideration owed compared to a $54,173 gain in the prior period. These were partially offset by a $107,794 gain on the sale of subsidiary assets recorded during the current period, with no comparable transaction in the prior period.

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

Selected Financial Data by Business Segment

Net sales and operating profit of the Company’s business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Sales, cost of sales and operating profit for each of our business segments were as follows:

	For the Three Months ended March 31,
	2026	2025
Revenue
B2B	$1,521,828	$1,693,914
B2C	345,037	1,118,029
Total revenue	$1,866,865	$2,811,943

Cost of Sales
B2B	$900,513	$1,016,860
B2C	48,217	87,963
Total Cost of Sales	$948,730	$1,104,823

Operating income (loss)
B2B	$(111,897)	$(50,545)
B2C	97,378	228,158
Total business segment operating income (loss)	(14,519)	177,613
Unallocated items	(818,836)	(963,154)
Total consolidated operating income (loss)	$(833,355)	$(785,541)

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

B2B revenue decreased by $172,086 or 10% during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to lower revenue at our Contentellect, RevenueZen, SEO Butler, and DDS Rank subsidiaries, partially offset by revenue growth of our Eastern Standard subsidiary and new revenue from our Pace Generative subsidiary, which had no comparable revenue in the prior period.

B2B incurred total operating loss of $111,897 during the three months ended March 31, 2026 compared to an operating loss of $50,545 during the three months ended March 31, 2025, an increase in operating loss of $61,352 or 121%. This was primarily due to revenue declines at Contentellect, RevenueZen, SEO Butler, and DDS Rank that were not fully offset by corresponding cost reductions, together with an increase in cost of revenue at our Eastern Standard subsidiary.

B2C

Our B2C segment includes the results of operations of Proofread Anywhere, Onfolio Assets, Mighty Deals, and Vital Reaction. These entities share characteristics such as the end customers being individual consumers, and sales being more focused on product sales, including digital sales.

B2C revenue decreased by $772,992 or 69% during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease is primarily due to a decline in digital product sales at our Proofread Anywhere subsidiary, with smaller declines at our Vital Reaction, Onfolio Assets, and Mighty Deals subsidiaries.

B2C incurred total operating income of $97,378 during the three months ended March 31, 2026 compared to an operating income of $228,158 during the three months ended March 31, 2025 for a decrease of $130,780 or 57%, primarily due to the decrease in sales from the Proofread Anywhere subsidiary.

Liquidity and Capital Resources

Our primary source of operating cash inflows are payments from portfolio companies. In addition, the Company has raised $1,700,000 pursuant to a private offerings of Series A preferred stock and approximately $1,000,000 of common stock private offerings through March 31, 2026, $1,500,000 in notes payable and repaid $2,164,498 on its acquisition notes.

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

Cash used in operating activities

Net cash used in operating activities was $843,404 and $145,049 for the three months ended March 31, 2026 and 2025, respectively. The increase in cash used reflects a decrease in operating results and a decrease in deferred revenue compared to the prior period. The net loss in the current period was substantially offset by non-cash charges, principally the $71,392 loss on the change in fair value of derivative liabilities, the default penalty from liquidated damages of $654,745  and the $674,157 loss on the change in fair value of digital assets, neither of which existed in the prior period.

Cash used in investing activities

The Company had no investing activities for the three months ended March 31, 2026 and 2025.

Cash provided by financing activities

Cash flows used in financing activities was $500,214 for the three months ended March 31, 2026 compared to cash provided by financing activities of $297,831 during the three months ended March 31, 2025. During the 2026 period, we paid $248,849 in dividends to preferred stockholders, made payments totaling $97,418 on notes payable, made payments totaling $88,196 on notes payable – related parties, made payments totaling $51,868 related to contingent consideration and made distributions totaling $13,883 to our non-controlling interest holders. During the 2025 period, we received $700,000 in proceeds from sales of Series A preferred stock and we paid $99,250 in dividends to preferred stockholders and made payments totaling $176,624 on notes payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors

Contractual Obligations

RevenueZen Acquisition: The Company has determined the final amount obligated to pay to the sellers of RevenueZen, contingent upon the business achieving a specified gross profit threshold within one year to be $680,662.  On February 28, 2025, the Company and the RevenueZen sellers agreed to the final earn-out amount to be $682,000 and modified the payment terms to be paid with a cash payment of $72,000, $100,000 to be paid through profit sharing by using 30% of Net Operating Income, $100,000 in value for $79,240 stock options to purchase shares of common stock, $70,000 in Series A preferred stock, and $340,000 in a promissory note. The promissory note has a term of 60 months and accrues interest at 19%. The stock options have an exercise price of $1.34, have a term of 10 years, and are vested immediately. As of March 31, 2026, the Company estimated the remaining obligations owed under the revenue share obligation to be $44,299.

First Page Acquisition: The Company agreed to pay a revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. As of March 31, 2026, the Company estimated the remaining obligations owed under the revenue share provisions to be $74,884.

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

Crypto assets within the scope of ASC 350-60 Intangibles—Goodwill and Other—Crypto Assets (“ASC 350-60):

BTC, ETH, and SOL tokens have been determined to fall within the scope of ASC 350-60. The Company reflects crypto assets held at fair value on the consolidated balance sheets within the Digital Assets line item. Changes in the fair value of crypto assets are recognized in income, reflected within the digital asset gains and losses within the consolidated statement of operations. The purchases and disposals of digital assets are presented as non-cash investing activities on the consolidated statement of cash flows.

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

Native Staking

The Company utilized one third-party asset manager to manage and stake ETH and SOL on its behalf as of March 31, 2026. Under these arrangements, the Company’s ETH and SOL is held by a qualified custodian and staked in the Ethereum and Solana protocol through a third-party validator operator (e.g., BitGo). The validator operator manages the staking process and delegates the Company’s ETH and SOL to network validators. When selected by the networks, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	For the Three months ended March 31, 2026	For the Three months ended March 31, 2025
Net loss	$(2,572,611)	$(806,428)
Interest expense, net	973,750	100,720
Taxes	-	-
Depreciation and amortization expense	204,105	301,540
EBITDA	(1,394,756)	(404,168)
Change in fair value of digital assets	674,157	-
Change in fair value of contingent consideration	6,672	(54,173)
Change in fair value of derivative liabilities	71,392	-
Impairment of equity and cost method investments	129,007	-
Stock-based compensation (1)	14,789	272,930
EBITDA As Defined	$(498,739)	$(185,411)

(1)	Represents the compensation expense recognized under our stock option plans and deferred compensation plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of March 31, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because:

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

ITEM 1A. RISK FACTORS.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2025 Form 10-K, as filed with the SEC on March 31, 2026, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2025 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have incurred operating losses since our inception and we may continue to incur substantial operating losses for the foreseeable future.

We were incorporated on July 20, 2020, and have conducted operations since May 2019. We have incurred operating losses and experienced negative cash flow since our inception. We incurred a net loss of $2,540,368 for the year ended December 31, 2025 and $2,572,611 for the three months ended March 31, 2026. We anticipate that we will continue to incur operating losses through at least 2026.

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

As described in Note 3 of our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 31, 2026, our auditors have issued a going concern opinion on our December 31, 2025 financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months after issuance of their report based on our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing, debt financing and/or related party advances, however there is no assurance of additional funding being available. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

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

If we do not succeed in raising additional funds on acceptable terms, we could be forced to delay or curtail potential acquisitions of online businesses, technologies, or other assets, forego sales and marketing efforts, and forego potential attractive business opportunities. Unless we secure additional financing, we will be unable to continue to execute on our business plan.

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

We intend to continue to make investments to support our business growth, including acquiring additional online businesses, technologies, or other assets. In addition, we may also need additional funds to respond to other business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, satisfying debt and series A preferred stock payment obligations, and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek to raise additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all our business plans.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On November 17, 2025, the Company entered into the Securities Purchase Agreement whereby the Company issued the Senior Secured Notes and the Rights, and entered into the November Registration Rights Agreement, collectively the “Senior Secured Notes Transaction Documents”. Capitalized terms used but not defined herein shall have the meaning set forth in the Senior Secured Notes Transaction Documents.

The Senior Secured Notes Transaction Documents contain certain covenants that we did not meet, which caused the triggering of certain events of default as more fully described in the Senior Secured Notes Transaction Documents. Our breach of such covenants included our failure to settle our Eastern Standard Note for common shares (the “Eastern Standard Asset Sale Event of Default”), our failure to have a registration statement covering the shares of common stock underlying the Senior Secured Notes declared effective within a certain timeframe (the “Registration Default”), and our failure to pay to the Senior Secured Noteholders a percentage of net proceeds received pursuant to the sale of certain assets (the “Mighty Deals Asset Sale Event of Default”).

As a result of the defaults described above, the Senior Secured Noteholders are entitled to: (i) redeem all, or any portion, of the Senior Secured Notes in cash at any time, (ii) adjust the conversion price of the Senior Secured Notes from the initial $0.984 per share, subject to adjustment, to an alternate conversion price, which shall remain in effect during the occurrence and continuance of an event of default, which is equal to 85% of the lowest VWAP of our common stock of any trading day during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, (iii) approximately $412,000 in liquidated damages, and (iv) 62.5% of the net proceeds from the sale of our Mightydeals.com business, "As" of March 31, 2026, the Senior Secured Noteholders had not exercised any default remedies that they are entitled to.

On April 10, 2026, the Company entered into a Limited Waiver and Amendment Agreement with the Senior Secured Noteholders (the “Waiver Agreement”). The Waiver Agreement provides for specific waivers and forbearances related to existing and potential events of default under the Senior Secured Notes Transaction Documents, as well as amendments to the Existing Transaction Documents. Capitalized terms used but not defined in this description of the Waiver Agreement shall have the meaning set forth in the Waiver Agreement.

Pursuant to the Waiver Agreement, the Senior Secured Noteholders granted, among various other things, the following limited waivers relating to the defaults described above: (i) the Holder agreed to waive the Mighty Deals Asset Sale Event of Default, (ii) the Holder waived its right to require a cash redemption of the Senior Secured Convertible Note, either as a result of an Event of Default under the Senior Secured Convertible Note arising from the Eastern Standard Asset Sale Event of Default, or as a pro rata portion of net proceeds, in connection with the Mighty Deals Asset Sale Event of Default, (iii) the Holder agreed to forbear from exercising certain redemption rights related to the default arising from the Eastern Standard Asset Sale Event of Default until September 17, 2026, and the Holder waived the application of the Default Interest Rate during such period, and (v) the Holder waived the Company’s failure to pay Registration Delay Payments relating to the Registration Default, with any such Registration Delay Payments due, when and as required under the November Registration Rights Agreement, to be paid on the Maturity Date except to the extent included, in whole or in part, in the Conversion Amount of one or more conversions of the Note as specified in any such applicable Conversion Notice. See Note10 – “Notes Payable” to the financial statements herein for a discussion of the Senior Secured Notes Transaction Documents and Note 15 “Subsequent Events” for a discussion of the Waiver Agreement.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are included herein:

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment of Certificate of Incorporation
10.1	Form of Equity Purchase Facility Agreement, dated as of April 10, 2026
10.2	Form of Registration Rights Agreement, dated as of April 10, 2026
10.3	Form of Waiver and Amendment Agreement, dated as of April 10, 2026
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONFOLIO HOLDINGS INC.

Date: May 15, 2026	By:	/s/ Dominic Wells
Dominic Wells Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Adam Trainor
Adam Trainor Chief Financial Officer (Principal Financial and Accounting Officer)

