Form 10-Q
period 2026-06-30
Onfolio Holdings, Inc
filed 2026-08-19
CIK 1825452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of common stock outstanding as of August 19, 2026 was 2,452,712.

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

●	our ability to achieve significant revenues and sustained profitability;
●	impairment of goodwill and long-lived assets;
●	changes in customer demand;
●	our ability to develop our brands cost-effectively, to attract new customers and retain customers on a cost-effective basis;
●	our ability to compete in the markets in which our websites participate;
●	our ability to make strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses and improving their profitability;
●	our ability to continue to successfully manage our websites on a combined basis;
●	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
●	developments and changes in laws and regulations, including increased regulation of our industry through legislative action and revised rules and standards;
●	our market position and market conditions, including the effects of government policies, tariffs and trade barriers;
●	the occurrence of hostilities, political instability or catastrophic events and wars;
●	our ability to maintain the listing or trading of our common stock and warrants on the NASDAQ Capital Market and the potential impact on our business if we fail to do so;
●	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment;
●	risks related to, and the costs associated with, environmental, social and governance (ESG) matters, including the scope and pace of related rulemaking activity;
●	other risks to which our Company is subject;
●	other factors beyond the Company’s control; and
●	other factors and risks described under “Risk Factors” herein and in any of the Company’s subsequent reports filed with the SEC and available on its website at www.sec.gov.

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

ITEM 1. FINANCIAL STATEMENTS.

Onfolio Holdings, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets

Current Assets:
Cash	$250,733	$2,175,223
Accounts receivable, net	403,907	476,578
Inventory	28,112	44,800
Prepaids and other current assets	153,260	227,224
Deferred offering costs	30,000	-
Total Current Assets	866,012	2,923,825

Intangible assets, net	1,320,044	1,683,798
Goodwill	4,203,145	4,203,145
Investment in digital assets	1,332,958	2,263,471
Fixed Assets, net	2,568	3,423
Due from related party, net	6,292	95,189
Investment in unconsolidated joint ventures, cost method	59,000	188,007
Investment in unconsolidated joint ventures, equity method	2,098	-
Total Assets	$7,792,117	$11,360,858

Liabilities and stockholders’ Equity

Current Liabilities:
Accounts payable and other current liabilities	$1,224,349	$1,066,702
Dividends payable	122,934	121,789
Notes payable, current	522,853	487,658
Notes Payable - related parties, current	1,273,809	1,153,080
Convertible notes, net of discount, current	548,968	-
Contingent consideration	72,370	164,382
Derivative Liability	5,633,342	3,463,727
Deferred revenue	204,167	497,113
Total Current Liabilities	9,602,792	6,954,451

Notes payable - related parties	4,465	224,965
Convertible notes, net of discount	-	276,273
Total Liabilities	9,607,257	7,455,689

Commitments and Contingencies (Note 14)

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 169,460 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	169	169
Common stock, $0.001 par value, 300,000,000 and 50,000,000 shares authorized, 150,462 and 117,264 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	150	117
Additional paid-in capital	26,252,158	24,530,736
Accumulated other comprehensive income	92,546	91,110
Accumulated deficit	(29,456,766)	(22,141,797)
Total Onfolio Inc. stockholders’ equity (deficit)	(3,111,743)	2,480,335
Non-Controlling Interests	1,296,603	1,424,834
Total Stockholders’ Equity (Deficit)	(1,815,140)	3,905,169

Total Liabilities and Stockholders’ Equity (Deficit)	$7,792,117	$11,360,858

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenue, services	$1,218,962	$2,062,603	$2,778,700	$3,859,198
Revenue, product sales	278,593	1,085,606	585,720	2,100,954
Total Revenue	1,497,555	3,148,209	3,364,420	5,960,152

Cost of revenue, services	731,179	1,074,065	1,635,548	2,086,349
Cost of revenue, product sales	34,373	135,867	78,734	228,406
Total cost of revenue	765,552	1,209,932	1,714,282	2,314,755

Gross profit	732,003	1,938,277	1,650,138	3,645,397

Operating expenses
Selling, general and administrative	1,142,648	2,066,796	2,463,434	4,288,142
Professional fees	554,863	345,741	985,567	583,646
Acquisition costs	-	32,263	-	65,673
Total operating expenses	1,697,511	2,444,800	3,449,001	4,937,461

Loss from operations	(965,508)	(506,523)	(1,798,863)	(1,292,064)

Other income (expense)
Equity method income (loss)	-	(142)	2,098	767
Dividend income	3,300	7,671	5,523	9,921
Interest income (expense), net	(408,196)	(72,602)	(1,381,946)	(173,322)
Change in fair value of contingent consideration	(13,435)	16,539	(20,107)	70,712
Change in fair value of digital assets	(280,685)	-	(954,842)	-
Change in fair value of derivative liabilities	(2,948,217)	-	(3,019,609)	-
Impairment of equity and cost method investment	-	-	(129,007)	-
Gain on sale of subsidiary assets	-	-	107,794	-
Other income	10,190	20,746	13,797	25,729
Total other expense, net	(3,637,043)	(27,788)	(5,376,299)	(66,193)

Loss before income taxes	(4,602,551)	(534,311)	(7,175,162)	(1,358,257)

Income tax (provision) benefit	-	(128)	-	17,390

Net loss	(4,602,551)	(534,439)	(7,175,162)	(1,340,867)
Net (income) loss attributable to noncontrolling interest	62,856	(35,165)	114,348	(23,124)
Net loss attributable to Onfolio Holdings Inc.	(4,539,695)	(569,604)	(7,060,814)	(1,363,991)

Preferred Dividends	(127,095)	(95,930)	(254,155)	(199,851)
Net loss to common shareholders	$(4,666,790)	$(665,534)	$(7,314,969)	$(1,563,842)

Net loss per common shareholder
Basic and diluted	$(35.57)	$(6.49)	$(58.86)	$(15.25)

Weighted average shares outstanding
Basic and diluted	131,207	102,548	124,274	102,548

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Preferred Stock, $0.001 Par value		Common Stock, $0.001 Par Value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance, December 31, 2025	169,460	$169	117,264	$117	$24,530,736	$(22,141,797)	$91,110	$1,424,834	$3,905,169

Stock-based compensation	-	-	-	-	14,789	-	-	-	14,789
Preferred dividends	-	-	-	-	-	(127,060)	-	-	(127,060)
Foreign currency translation	-	-	-	-	-	-	10,199		10,199
Distribution to non-controlling interest								(13,883)	(13,883)
Net loss	-	-	-	-	-	(2,521,119)	-	(51,492)	(2,572,611)

Balance, March 31, 2026	169,460	169	117,264	117	24,545,525	(24,789,976)	101,309	1,359,459	1,216,603

Common shares issued as commitment fee	-	-	1,000	1	29,999	-	-	-	30,000
Common shares issued for conversion of notes payable and accrued interest	-	-	31,218	31	568,638	-	-	-	568,669
Relief of derivative liability upon conversion of notes	-	-	-	-	1,092,739	-	-	-	1,092,739
Common shares issued for cashless exercise of stock option	-	-	980	1	(1)	-	-	-	-
Stock-based compensation	-	-	-	-	15,258	-	-	-	15,258
Preferred dividends	-	-	-	-	-	(127,095)	-	-	(127,095)
Foreign currency translation	-	-	-	-	-	-	(8,763)		(8,763)
Net loss	-	-	-	-	-	(4,539,695)	-	(62,856)	(4,602,551)
Balance, June 30, 2026	169,460	$169	150,462	$150	$26,252,158	$(29,456,766)	$92,546	$1,296,603	$(1,815,140)

Balance, December 31, 2024	134,460	$134	102,548	$103	$22,321,776	$(19,078,287)	$68,105	$1,037,863	$4,349,694

Sale of preferred stock for cash	28,000	28	-	-	699,972	-	-	-	700,000
Preferred stock and common stock options issued for payment of contingent consideration	2,800	3	-	-	169,997	-	-	-	170,000
Stock-based compensation	-	-	-	-	272,930	-	-	-	272,930
Non-controlling interest investment for payment of note payable	-	-	-	-	-	-	-	400,000	400,000
Preferred dividends	-	-	-	-	-	(103,921)	-	-	(103,921)
Foreign currency translation	-	-	-	-	-	-	29,047	-	29,047
Distributions to non-controlling interest	-	-	-	-	-	-	-	(17,820)	(17,820)
Net loss	-	-	-	-	-	(794,387)	-	(12,041)	(806,428)

Balance, March 31, 2025	165,260	165	102,548	103	23,464,675	(19,976,595)	97,152	1,408,002	4,993,502
Sale of preferred stock for cash	5,200	5	-	-	129,995	-	-	-	130,000
Stock-based compensation	-	-	-	-	26,013	-	-	-	26,013
Preferred dividends	-	-	-	-	-	(95,930)	-	-	(95,930)
Foreign currency translation	-	-	-	-	-	-	(9,007)	-	(9,007)
Distributions to non-controlling interest	-	-	-	--	-	-	-	(19,860)	(19,860)
Net loss	-	-	-	-	-	(569,604)	-	35,165	(534,439)

Balance, June 30, 2025	170,460	$170	102,548	$103	$23,620,683	$(20,642,129)	$88,145	$1,423,307	$4,490,279

The accompanying notes are an integral part of these unaudited consolidated financial statements

Onfolio Holdings, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash Flows from Operating Activities
Net loss	$(7,175,162)	$(1,340,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	30,047	298,943
Equity method (income)/loss	(2,098)	(767)
Amortization of intangible assets	363,754	602,225
Amortization of debt discounts and debt issuance costs	375,997	-
Liquidation damages upon registration default	654,745	-
Depreciation expense	855	856
Change in fair value of contingent consideration	20,107	(70,712)
Impairment of equity and cost method investments	129,007	-
Change in fair value of derivative liabilities	3,019,609	-
Change in fair value of digital assets	992,955	-
Earnings on digital assets	(38,113)	-
Net change in:
Accounts receivable	48,342	217,384
Inventory	16,688	36,336
Prepaids and other current assets	73,964	(60,834)
Accounts payable and other current liabilities	238,816	(3,271)
Due to joint ventures	88,897	(4,274)
Deferred revenue	(292,946)	(250,183)
Net cash used in operating activities	(1,454,536)	(575,164)

Cash Flows from Financing Activities
Proceeds from sale of Series A preferred stock	-	830,000
Payments of preferred dividends	(253,010)	(201,848)
Distributions to non-controlling interest holders	(13,883)	(37,680)
Proceeds from notes payable	212,700	358,800
Payments on note payables	(205,307)	(266,295)
Proceeds from notes payable – related parties	-	35,965
Payments on note payables – related parties	(99,771)	-
Payments on contingent consideration	(112,119)	(133,845)
Net cash provided by (used in) financing activities	(471,390)	585,097

Effect of foreign currency translation	1,436	27,452

Net Change in Cash	(1,924,490)	37,385
Cash, Beginning of Period	2,175,223	476,874

Cash, End of Period	$250,733	$514,259

Cash Paid For:
Income Taxes	$-	$-
Interest	$268,465	$122,733

Supplemental Non-cash Disclosures
Preferred dividends accrued	$122,934	$199,851
Digital assets received for settlement of accounts receivable	$24,329	$-
Shares issued for conversion of convertible notes payable and accrued interest	$568,669	$-
Settlement of derivative liability upon conversion of notes payable	$1,092,739	$-
Shares issued for commitment fee	$30,000	$-
Settlement of contingent consideration for note payable, preferred stock and stock options	$-	$510,000
Non-controlling interest issued for settlement of note payable	$-	$400,000
Common stock issued for exercise of stock options	$49	$-

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

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and other controlled entities. The Company’s wholly-owned subsidiaries are Onfolio LLC, Vital Reaction, LLC, Mighty Deals LLC (divested January 2026), Onfolio Assets, LLC, Onfolio Management, LLC, WP Folio, LLC, Proofread Anywhere, LLC, Contentellect, LLC, SEO Butler Limited, Pace Generative LLC, and DealPipe, LLC. The Company also maintains majority ownership in DDS Rank, LLC, RevenueZen, LLC, and Eastern Standard which are owned 66%, 88%, and 53% respectively, by the Company as of June 30, 2026. All intercompany transactions and balances have been eliminated in consolidation.

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

Variable Interest Entities

Variable interest entities (“VIEs”) are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIE. Management concluded that the joint ventures do not qualify as variable interest entities under the requirements of Accounting Standards Codification (“ ASC”) 810, as the joint ventures 1) have sufficient equity to finance its activities; 2) have equity owners that as a group have the characteristics of a controlling financial interest in the business, through the ability to vote on a majority basis to change the managing member of the respective joint ventures, and 3) are structured with substantive voting rights. The Company accounts for its investments in the joint ventures under either the cost or equity method based on the equity ownership in each entity.

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

Digital Assets

The Company’s digital assets primarily include Bitcoin, the native cryptocurrency on the Bitcoin blockchain (“BTC”), Ether, the native cryptocurrency of the Ethereum blockchain (“ETH”), and Solana, the native cryptocurrency of the Solana blockchain (“SOL”), collectively the “Digital Assets”.

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

Native Staking

The Company utilized one third-party asset manager to manage and stake ETH and SOL on its behalf for the periods ended June 30, 2026 and December 31, 2025. Under these arrangements, the Company’s ETH and SOL is held by a qualified custodian and staked in the Ethereum and Solana protocol through a third-party validator operator (e.g., BitGo). The validator operator manages the staking process and delegates the Company’s ETH and SOL to network validators. When selected by the networks, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated.

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

The following table presented disaggregated revenue information for the three and six months ended June 30, 2026 and 2025:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2026	2025	2026	2025
Website management	$724,896	$1,274,529	$1,715,999	$2,215,994
Advertising and content revenue	494,066	788,074	1,062,701	1,643,204
Product sales	24,319	121,629	55,442	209,157
Digital Product Sales	254,274	963,977	530,278	1,891,797
Total revenue	$1,497,555	$3,148,209	$3,364,420	$5,960,152

The Company does not have any single customer that accounted for greater than 10% of revenue during the three and six months ended June 30, 2026 and 2025.

Cost of Revenue

Cost of product revenue consists primarily of costs associated with the acquisition and shipment of products being sold through the Company’s online marketplaces.

Cost of Service revenue which includes website content creation costs including contract labor, domain and hosting costs and certain software costs related to website operations.

Net Income (Loss) Per Share

In accordance with ASC 260 “Earnings per Share,” basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares. As of June 30, 2026 the effect of 530,240 shares issuable upon the conversion of the convertible note payable 15,715 stock options, and 138,714 warrants have not been included in the computation of net loss per share as their effect would be anti-dilutive. For the three and six months ended June 30, 2025 the effect of 15,637 stock options and 123,997 warrants, respectively, have not been included in the computation of net loss per share as their effect would be anti-dilutive.

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

Tax benefits of uncertain tax positions are recorded only where the position is “more likely than not” to be sustained based on their technical merits. The amount recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) in such excess. The Company has no uncertain tax positions as of June 30, 2026.

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

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Fair value at June 30, 2026
Assets:
Cryptocurrency holdings	$1,332,957	$-	$-	$1,332,957
Total assets	$1,332,957	$-	$-	$1,332,957
Liabilities:
Derivative liability	$-	$-	$5,633,342	$5,633,342
Total liabilities	$-	$-	$5,633,342	$5,633,342

	Level 1	Level 2	Level 3	Fair value at December 31, 2025
Assets:
Cryptocurrency holdings	$2,263,471	$-	$-	$2,263,471
Total assets	$2,263,471	$-	$-	$2,263,471
Liabilities:
Derivative liability	$-	$-	$3,463,727	$3,463,727
Total liabilities	$-	$-	$3,463,727	$3,463,727

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

Advertising

The Company expenses advertising costs as they are incurred. Advertising costs were $164,729 and $741,273 for three months ended June 30, 2026 and 2025, respectively and $306,466 and $1,395,026 for the six months ended June 30, 2026 and 2025, respectively.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2026, the Company had not yet achieved consistent profitable operations and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity or debt financing and/or related party advances. However, there is no assurance of additional funding being available

NOTE 4 – SEGMENT INFORMATION

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

B2C

Our B2C segment includes the results of operations of Proofread Anywhere, Mighty Deals (divested January 2026), and Vital Reaction. These entities share characteristics such as the end customers being individual consumers, and sales being more focused on product sales, including digital sales.

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

Summary Operating Results

Sales, cost of sales and operating profit for each of our business segments were as follows (in millions):

	For the Three Months Ended June 30, 2026
	B2B	B2C	CORPORATE	Total

Revenue, services	$1,218,406	$556	$-	$1,218,962
Revenue, product sales	-	278,593	-	278,593
Total Revenue	1,218,406	279,149	-	1,497,555

Cost of revenue, services	729,313	1,866	-	731,179
Cost of revenue, product sales	-	34,373	-	34,373
Total cost of revenue	729,313	36,239	-	765,552

Gross profit	489,093	242,910	-	732,003

Operating expenses
Selling, general and administrative	559,386	182,336	400,926	1,142,648
Professional fees	32,539	17,316	505,008	554,863
Total operating expenses	591,925	199,652	905,934	1,697,511

Income (loss) from operations	$(102,832)	$43,258	$(905,934)	$(965,508)

	For the Six Months Ended June 30, 2026
	B2B	B2C	CORPORATE	Total

Revenue, services	$2,740,234	$38,466	$-	$2,778,700
Revenue, product sales	-	585,720	-	585,720
Total Revenue	2,740,234	624,186	-	3,364,420

Cost of revenue, services	1,629,826	5,722	-	1,635,548
Cost of revenue, product sales	-	78,734	-	78,734
Total cost of revenue	1,629,826	84,456	-	1,714,282

Gross profit	1,110,408	539,730	-	1,650,138

Operating expenses
Selling, general and administrative	1,268,983	362,340	832,111	2,463,434
Professional fees	56,154	36,754	892,659	985,567
Total operating expenses	1,325,137	399,094	1,724,770	3,449,001

Income (loss) from operations	$(214,729)	$140,636	$(1,724,770)	$(1,798,863)

	For the Three Months Ended June 30, 2025
	B2B	B2C	CORPORATE	Total

Revenue, services	$1,974,771	$87,832	$-	$2,062,603
Revenue, product sales	-	1,085,606	-	1,085,606
Total Revenue	1,974,771	1,173,438	-	3,148,209

Cost of revenue, services	1,052,778	21,287	-	1,074,065
Cost of revenue, product sales	-	135,867	-	135,867
Total cost of revenue	1,052,778	157,154	-	1,209,932

Gross profit	921,993	1,016,284	-	1,938,277

Operating expenses
Selling, general and administrative	837,015	857,502	372,279	2,066,796
Professional fees	14,805	8,521	322,415	345,741
Acquisition costs	-	-	32,263	32,263
Total operating expenses	851,820	866,023	726,957	2,444,800

Income (loss) from operations	$70,173	$150,261	$(726,957)	$(506,523)

	For the Six Months Ended June 30, 2025
	B2B	B2C	CORPORATE	Total

Revenue, services	$3,668,685	$190,513	$-	$3,859,198
Revenue, product sales	-	2,100,954	-	2,100,954
Total Revenue	3,668,685	2,291,467	-	5,960,152

Cost of revenue, services	2,035,130	51,219	-	2,086,349
Cost of revenue, product sales	-	228,406	-	228,406
Total cost of revenue	2,035,130	279,625	-	2,314,755

Gross profit	1,633,555	2,011,842	-	3,645,397

Operating expenses
Selling, general and administrative	1,583,496	1,614,604	1,090,042	4,288,142
Professional fees	30,431	18,819	534,396	583,646
Acquisition costs	-	-	65,673	65,673
Total operating expenses	1,613,927	1,633,423	1,690,111	4,937,461

Income (loss) from operations	$19,628	$378,419	$(1,690,111)	$(1,292,064)

Included within selling, general and administrative is intangible asset amortization expense of $160,077 for the B2B segment and $0 for the B2C segment for the three months ended June 30, 2026 and $363,754 for the B2B segment and $0 for the B2C segment for the six months ended June 30, 2026. Intangible asset amortization expense of $301,113 for the B2B segment and $0 for the B2C segment was included for the three months ended June 30, 2025 and $602,225 for the B2B segment and $0 for the B2C segment was included for the six months ended June 30, 2025.

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

Assets

Total assets for each of our business segments were as follows:

	As of June 30, 2026	As of December 31, 2025
B2B	$4,582,468	$5,399,530
B2C	1,706,034	1,873,485
Total business segment assets	6,288,502	7,273,015
Corporate assets	1,503,615	4,087,843
Total Assets	$7,792,117	$11,360,858

Corporate assets primarily include cash and cash equivalents, and investments in unconsolidated joint ventures. During the six months ended June 30, 2026, the Company incurred no reportable capital expenditures or additions to goodwill related to its segments.

NOTE 5 – INVESTMENTS IN OTHER BUSINESSES

The Company holds various investments in certain joint ventures as described below.

Cost method investments

OnFolio JV I, LLC (“JV I”) was formed on October 11, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV I and has operational and financial decision-making authority. The manager of JV I can be removed by a majority vote of the equity holders of JV I. On August 1, 2020, the Company received an investment of 2.72% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV I for the equity interest. As manager of JV I, the Company will receive a monthly management fee of $2,500, and 50% of net profits of JV I above the monthly minimum of $12,500. In the event of the sale of a website that JV I manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 10.91% interest from existing owners for $52,500 in cash, bringing its total equity interest to 13.65%. The management fee to the Company described above was waived for fiscal year ended December 31, 2025 and through the six months ended June 30, 2026, due to lower operating results of JV I. During the three months ended June 30, 2026, the Company recorded an impairment of $62,500 of its cost basis in JV I after JV I determined it would sell the underlying assets and the Company does not expect to receive any future proceeds.

OnFolio JV II, LLC (“JV II”) was formed on November 8, 2019 under the laws of Delaware. OnFolio LLC is the managing member of JV II and has operational and financial decision-making authority. The manager of JV II can be removed by a majority vote of the equity holders of JV II. On August 1, 2020, the Company received an investment of approximately 2.14% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV II for the equity interest. Additionally, during the year ending December 31, 2020, the CEO acquired an additional interest from an existing JV II investor and transferred it to the Company, bringing its total equity interest in JV II to 4.28%. During the year ending December 31, 2021, the company acquired additional interest from an existing JV II investor by paying $9,400 for his 2.14%, bringing its total equity interest in JV II to 6.42%. As manager of JV II, the Company will receive a monthly management fee of $1,500, and 50% of net profits of JV II above the monthly minimum of $16,500. In the event of the sale of a website that JV II manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 4.28% interest from an existing owner for $10,000 in cash, bringing its total equity interest to 10.70%. Based on the cash purchase price of the additional interest, the Company determined there was an implied impairment in the amount of $14,401 related to the cost basis of JV II during the year ended December 31, 2022. During the year ended December 31, 2025, the Company recorded an impairment of $25,000 of its cost basis in JV II after JV II sold the majority of its assets. The management fee to the Company described above was waived for fiscal year ended December 31, 2025 and through the six months ended June 30, 2026, due to lower operating results of JV II.

OnFolio JV III, LLC (“JV III”) was formed on January 3, 2020 under the laws of Delaware. OnFolio LLC is the managing member of JV III and has operational and financial decision making. The manager of JV 1II can be removed by a majority vote of the equity holders of JV III. On August 1, 2020, the Company received an investment of approximately 1.94% by assignment from Dominic Wells, the Company’s CEO, who invested $10,000 into JV III for the equity interest. The $10,000 owed by the Company is included in Due to related parties on the consolidated balance sheet as of December 31, 2020. During the year ending December 31, 2021, the company acquired additional interests from existing JV II investors by paying $40,000 for 7.7652%, bringing its total equity interest in JV III to 9.7052%. As manager of JV III, the Company will receive a monthly management fee of $3,000, and 50% of net profits of JV III above the monthly minimum of $16,500. In the event of the sale of a website that JV III manages, the Company will receive 50% of the excess of the sales price above the price paid for the site. During the year ended December 31, 2022, the Company purchased an additional 3.88% interest from an existing owner for $5,000 in cash, bringing its total equity interest to 13.59%. Based on the cash purchase price of the additional interest, the Company determined there was an impairment in the amount of $37,493 related to the cost basis of JV III. The management fee to the Company described above was waived for fiscal year ended December 31, 2025 and through the six months ended June 30, 2026, due to lower operating results of JV III. During the six months ended June 30, 2026, the Company recorded an impairment of $17,507 of its cost basis in JV III after JV III determined it would sell the underlying assets and the Company does not expect to receive any future proceeds.

OnFolio Groupbuild 1 LLC (“Groupbuild”) was formed on April 22, 2020 under the laws of Delaware. The Company, as manager, is entitled to 20% of the profits of Groupbuild, and an annual management fee of $15,000. The Company was assigned a 20% interest, value at $49,000 in Groupbuild by the Company’s CEO on August 1, 2020. During the six months ended June 30, 2026, the Company recorded an impairment of $49,000 of its cost basis in Groupbuild after Groupbuild determined it would sell the underlying assets and the Company does not expect to receive any future proceeds.

On March 4, 2024, the Company invested $10,000 into Coaching Plus Capital LLC for a 9.95% equity interest in the ownership.

On May 31, 2024, the Company, through its subsidiary Revenue Zen LLC, invested $24,000 into CliAcquire LLC for a 5% equity interest in the ownership. The Company received dividend income of $3,300 and $7,671 during the three months ended June 30, 2026 and 2025, respectively and $5,523 and $9,921 during the six months ended June 30, 2026 and 2025, respectively.

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

During the year ended December 31, 2025, the Company recorded full impairment loss of $268,998 on its investment in JV IV as the Company determined the expected future cash flows to be zero for JV IV after JV IV sold its major assets. As a result, the carrying value of the Company’s investment in JV IV is $2,098 and $0 as of June 30, 2026 and December 31, 2025, respectively.

The balance sheet of JV IV at June 30, 2026 included total assets of $609,922 and total liabilities of $9,492. The balance sheet of JV IV at December 31, 2025 included total assets of $612,977 and total liabilities of $462. Additionally, the income statement for JV IV for the six months ended June 30, 2026 and 2025 included the following:

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Revenue	$1,038	$867	$7,299	$4,252
Net income (loss)	1,038	(397)	6,899	2,143

The Company recognized equity method income (loss) of $2,098 and $767 during the six months ended June 30, 2026 and 2025, respectively, and received dividends from JV IV of $0 and $2,250, respectively, which were accounted for as returns on investment.

NOTE 6 – INTANGIBLE ASSETS

The following table represents the balances of intangible assets as of June 30, 2026 and December 31, 2025:

	Estimated life	June 30, 2026	December 31, 2025
Website Domains	Indefinite	$80,000	$80,000
Website Domains	4 years	449,927	449,927
Customer relationships	4-6 years	2,005,031	2,005,031
Trademarks and Tradenames	10 years	1,033,734	1,033,734
Non-compete agreements	3 years	239,814	239,814
		3,808,506	3,808,506
Accumulated Amortization - Website domains		(306,317)	(250,321)
Accumulated Amortization - Customer Relationships		(1,723,721)	(1,497,569)
Accumulated Amortization - Trademarks / Tradenames		(245,278)	(193,833)
Accumulated Amortization - Non-Compete		(213,146)	(182,985)
Net Intangible		$1,320,044	$1,683,798

For the three months ended June 30, 2026 and 2025, the Company recognized $160,077 and $301,112, respectively, of amortization expense related to intangible assets. For the six months ended June 30, 2026 and 2025, the Company recognized $363,754 and $602,225, respectively, of amortization expense related to intangible assets.

The following is an amortization analysis of the annual amortization of intangible assets on a fiscal year basis as of June 30, 2026:

For the year ended December 31, schedule of annual expected amortization expense	Amount

2026 (6 months remaining)	$229,401
2027	263,749
2028	205,461
2029	108,934
2030	101,851
Thereafter	330,648
Total remaining intangibles amortization	$1,240,044

NOTE 7 - DIGITAL ASSETS

The Company holds BTC, ETH, and SOL (all in scope of ASC 350-60), The following presents a summary of the Company’s digital asset holdings as of June 30, 2026, and activity for the six months ended June 30, 2026. For detailed accounting policies related to digital assets, refer to Note 2.

Crypto assets within the scope of ASC 350-60:

The following table presents the Company’s significant crypto assets holdings as of June 30, 2026:

	June 30, 2026
	Quantity
	Free	Staked	Cost basis	Fair value
BTC	5.32	-	$489,400	$311,492
ETH	34.27	288.06	984,056	505,839
SOL	-	6,971.79	988,500	512,427
Other			70,665	3,200
Total			$2,532,621	$1,332,958

The following table presents a roll-forward of the Company’s Digital Assets for the six months ended June 30, 2026:

Fair value
Fair value as of December 31, 2025	$2,263,471
Additions	-
Receipt and accrual of tokens from native staking activities	38,113
Receipt of tokens from customer payments	24,329
Change in fair value of tokens	(992,956)
Fair value as of June 30, 2026	$1,332,958

The Company’s staked token are held under native staking and are maintained in the original token balances. The staked token are not restricted and can be unstaked by the Company at any time.

The net loss on change in fair value of Digital Assets of $954,842 is comprised of the earning on staked tokens of $38,113 and the change in fair value of $(992,955).

The Company’s BTC, ETH, and SOL Digital Assets serve as collateral against the Senior Secured Convertible Notes as discussed in Note 10, and pursuant to the note agreement any transactions regarding these assets must also be approved by the note holder. As of June 30, 2026, the fair value of the restricted Digital Assets was $1,329,757.

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

During the six months ended June 30, 2026 and 2025, the Company recognized $254,155 and $199,851 in dividends to the Series A preferred stockholders, respectively, and made cash dividend payments of $253,010 and $201,848, respectively. As of June 30, 2026 and December 31, 2025, the Company has remaining unpaid dividends of $122,934 and $121,789, respectively.

As of June 30, 2026 and December 31, 2025, there were 169,460 Series A preferred stock outstanding, respectively.

Common stock

The Company’s authorized common stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. The Company has not declared any dividends on common stock to date.

Equity Purchase Agreement

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

As consideration for the Investor’s commitment to purchase shares of common stock in accordance with the Purchase Agreement, the Company also agreed to pay a commitment fee in an amount equal to 1,000 shares of common stock on the date of the Purchase Agreement. The fair value of the shares in the amount of $30,000 was recorded as deferred offering costs.

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

As of June 30, 2026, no sales have been made under the purchase agreement.

Other equity issuances

On April 6, 2026, at a special meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation (the “Charter Amendment”) to increase the number of authorized shares of common stock of the Company from 50,000,000 shares to 300,000,000 shares. On May 8, 2026, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware, and the increase in the number of authorized shares of common stock became effective on that date.

On May 8, 2026, the Company issued 980 shares of common stock for the cashless exercise of 1,800 common stock options at an exercise price of $25.50 per share, previously granted under the Company’s 2020 Equity Incentive Plan.

During the six months ended June 30, 2026, the Company issued 3,072 shares of common stock to ATW Digital Assets XI LLC, the holder of the Senior Secured Notes, in payment of $80,000 in monthly interest instalments due under the Senior Secured Notes.

During the six months ended June 30, 2026, the Company issued an aggregate of 28,146 shares of common stock to the holder of the Senior Secured Notes upon the conversion of $487,500 of principal and $1,169 of fees (see Note 10).

Stock Options

On June 1, 2026, the Company granted 500 stock options with an exercise price of $32.50 per share to a contractor. The options expire on June 1, 2029 and vest in equal monthly instalments over 24 months.

A summary of stock option information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2025	17,237	$30.50	$46.65
Granted	500	22.57	32.50
Exercised	(1,800)	$(11.11)	$(25.50)
Expired	-	-	-
Forfeited and cancelled	(222)	$(38.36)	$(69.00)
Outstanding at June 30, 2026	15,715	$32.49	$48.31
Exercisable at June 30, 2026	14,815	$32.70	$48.62

The weighted average remaining contractual life is approximately 5.83 years for stock options outstanding with $0 of intrinsic value as of June 30, 2026. The Company recognized stock-based compensation of $15,259 and $26,013 during the three months ended June 30, 2026 and 2025, respectively. The Company recognized stock-based compensation of $30,048 and $298,948 during the six months ended June 30, 2026 and 2025, respectively. The Company has $25,602 additional compensation cost related to options that are expected to vest.

Common Stock Warrants

A summary of stock warrant information is as follows:

	Outstanding Awards	Weighted Average Grant Date Fair Value	Weighted Average Exercise price
Outstanding at December 31, 2025	138,714	$210.5	$126.79
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at June 30, 2026	138,714	$210.5	$126.79
Exercisable at June 30, 2026	138,714	$210.5	$126.79

The weighted average remaining contractual life is approximately 1.15 years for stock warrants outstanding with no intrinsic value of as of June 30, 2026.

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time, the Company pays expenses directly on behalf of the joint ventures that it manages and receives funds on behalf of the joint ventures. As of June 30, 2026 and December 31, 2025, the balances due from the joint ventures were $37,558 and $58,195 included in non-current assets.

From time to time, the Company’s CEO paid expenses on behalf of the Company, and the Company funded certain expenses to the CEO. Additionally, the Company received its investments in JV I, JV II and JV III from the CEO. During the six months ended June 30, 2026, the CEO paid $68,260 of expenses on behalf of the Company. As of June 30, 2026 the Company owed $31,266 and as of December 31, 2025, the Company was owed $36,994 by the Company’s CEO directly and to the entities controlled by the CEO.

No member of management has benefited from the transactions with related parties. The above transactions were not arms-length transactions.

NOTE 10 – NOTES PAYABLE

During the year ended December 31, 2020, the Company acquired domain names from a third party and owed $97,323. The Company has repaid $80,000 of the balance, the remaining balance owed is $17,323 as of June 30, 2026. The amount is unsecured with no maturity date and does not accrue interest.

On April 1, 2024, the Company received proceeds of $200,000 under note payable agreements from OA SPV, under note payable agreements from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is April 1, 2027. On February 26, 2025 the notes payable was modified to bear a 15% interest rate, calculated on the outstanding principal amount. Interest shall accrue annually and be payable at the end of each fiscal quarter in accordance with the profitability and cash flow of the Company’s wholly-owned subsidiaries, as agreed upon by both parties. The Company repaid $1,000 of the funds advanced during the year ended December 31, 2024 and repaid $10,000 during the year ended December 31, 2025. As of June 30, 2026 the balance due on the advance was $189,000 and is classified under Notes payable – related parties, on the balance sheet.

On June 6, 2024, the Company entered into a promissory note as part of the acquisition of DDS Rank (the “DDS Rank Note”). The DDS Rank Note has the principal sum of $200,000, matures on June 6, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 7%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the DDS Rank Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $1,167 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on June 6, 2026. As of June 30, 2026 the balance due on the DDS Rank Note was $200,000. As of June 30, 2026, the Company reached an informal agreement to extend the maturity date to December 6, 2026.

On October 1, 2024, the Company entered into a promissory note as part of the acquisition of Eastern Standard (the “Eastern Standard Note”). The Eastern Standard Note has the principal sum of $850,000, matures on October 1, 2026, and interest on the outstanding principal balance of, and all other sums owing under the loan amount, is 8%. The loan amount is payable as follows: (i) commencing on the date that was thirty (30) days from the date of the Eastern Standard Note and continuing monthly on such same day thereafter, the Company shall make an interest only payment equal to $5,667 per month (ii) the entire loan amount, together with all accrued but unpaid interest thereon, shall be due and payable on October 1, 2026. As of June 30, 2026, the balance due on the Eastern Standard Note was $850,000, which is classified under Notes payable – related parties, on the balance sheet.

On February 28, 2025, the Company issued a promissory note for $340,000 to the RevenueZen Sellers in connection with the earn-out payment as discussed in Note 14. The promissory note has a term of 60 months and accrues interest at 19%. Effective January 1, 2026, the Company entered into an amendment to the note whereby the Company agreed to pay a lump payment of $40,000 on January 15, 2026 with the remaining balance to be amortized based on a 36 month period resulting in monthly payments of $9,643 with the final amount due and payable on December 31, 2026. As of June 30, 2026, the balance due on the RevenueZen Note was $234,809, which is classified under Notes payable – related parties, on the balance sheet.

On June 2, 2025, the Company received proceeds of $35,965 under a note payable agreement from OA SPV, a related party as described under Note 2. The notes are unsecured and mature three years from the date of the advances, which is June 2, 2028 and bear a 15% interest rate, calculated on the outstanding principal amount. Interest shall accrue annually and be payable at the end of each fiscal quarter in accordance with the profitability and cash flow of the Company’s wholly-owned subsidiaries, as agreed upon by both parties. During the six months ended June 30, 2026, the Company made a payment of $31,500 which was recorded as a reduction in the amount owed against this advance. As of June 30, 2026 the balance due on the advance was $4,465 and is classified under Notes payable – related parties, on the balance sheet.

At various times the Company enters into short-term financing agreements with payment service providers who provide cash proceeds. The Company will repay the principal balance based on a percentage of its daily sales processed through the service provider until the total principal is repaid, which ranges from 5% to 30%, based on the repayment terms in the agreement which is less than one year. The following table shows the outstanding balances of these lenders as of June 30, 2026:

Borrowing Entity	Origination Date	Interest rate	Original cash advanced	Balance as of June 30, 2026	Balance as of December 31, 2025
Proofread Anywhere	May 25, 2025	8.80%	$250,000	$83,333	$166,405
Proofread Anywhere	May 5, 2026	35.5%	$142,500	$178,594	$-
Vital Reaction	October 31, 2024	8.67%	$83,000	$-	$6,569
Vital Reaction	July 25, 2025	8.39%	$32,000	$25,308	$34,748
Contentellect	June 30, 2025	7.20%	$77,100	$-	$34,598
Contentellect	April 2, 2026	7.33%	$53,300	$40,167	$-
DDS Rank	June 28, 2025	14.40%	$15,100	$-	$5,709
DDS Rank	May 12, 2026	8.00%	$16,900	$15,129	$-
Onfolio Assets	June 28, 2025	8.13%	$16,600	$-	$4,846
SEO Butler	July 30, 2025	17.50%	$36,321	$17,696	$17,460

Total balance as of June 30, 2026				$360,227	$270,335

For the three and six months ended June 30, 2026, the Company recognized interest expense associated with the above notes of $173,616 and $362,306. As of June 30, 2026, the Company had accrued interest associated with the above notes of $28,507.

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

Senior Secured Convertible Notes

Pursuant to the Securities Purchase Agreement, the Company has issued Senior Secured Convertible Notes (the “Senior Secured Notes”) in the aggregate principal amount of $6,000,000, maturing on November 17, 2027, which are convertible into shares of Company common stock at a conversion price of $49.20. At any time the Buyer may, at the Buyers’s option, convert all, or any part of the note at the lower of (i) the applicable Conversion Price as in effect on the applicable Conversion Date and (ii) the greater of (x) the Floor Price and (y) (i) 92% of the lowest VWAP of the common stock of any Trading Day during the ten (10) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice or (ii) during the occurrence and continuance of an Event of Default, 85% of the lowest VWAP of the common stock of any Trading Day during the twenty (20) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice. The initial Floor Price means $11 (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events) provided that if on the six month anniversary of the Issuance Date the Floor Price shall be adjusted to the lower of (i) the Floor Price then in effect and (ii) 20% of the lower of (x) the closing price of the Ordinary Shares of the Principal Market (as reported by the Principal Market) as of the Trading Day ended immediately prior to such applicable Six Month Anniversary Date and (y) the quotient of (I) the sum of each the closing price of the Ordinary Shares of the Principal Market (as reported by the Principal Market) on each Trading Day of the five (5) Trading Day period ended on, and including, the Trading Day ended immediately prior to such applicable Six Month Anniversary Date, divided by (II) five.

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

The Company failed to settle the Eastern Standard Note for common shares and failed to have an effective registration statement as specified in the convertible note agreement which cause the triggering of an event of default. As a result of the default the Company was required to pay liquidated damages totaling $412,000 as of June 30, 2026, which have been deferred and will be due upon the maturity of the Senior Secured Notes or can be converted into common shares pursuant to the terms of the Senior Secured Notes. Subsequent to June 30, 2026, these liquidated damages were included in the amount agreed with the Holder in August 2026 and converted into common stock. See Note 15.

As previously disclosed in the Company’s filings with the Commission, the Company and the investor signatory thereto (the “Holder”) entered into (i) that certain Securities Purchase Agreement, pursuant to which, among other things, the Company issued to the Holder (a) Senior Secured Convertible Notes and (b) the Rights, and (ii) that certain November Registration Rights Agreement, and together with the Securities Purchase Agreement, the Senior Secured Convertible Notes, the Rights, and the November Registration Rights Agreement, the “Existing Transaction Documents”).

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

On May 17, 2026, the six-month anniversary of the Issuance Date, the Floor Price was adjusted in accordance with the foregoing provisions to $8.80. As a result of the events of default described above, conversions of the Senior Secured Notes have been effected at the alternate conversion price equal to 85% of the applicable lowest VWAP, subject to the Floor Price. Pursuant to the Waiver Agreement described above, the existing events of default are not capable of cure, and accordingly the alternate conversion price remains applicable for the remaining term of the Senior Secured Notes. Where the alternate conversion price so calculated would otherwise be below the Floor Price, the applicable conversion is effected at the Floor Price and an additional amount, the Alternate Conversion Floor Amount (the "Floor Penalty"), is added to the Conversion Amount and may be settled in shares of common stock in subsequent conversions.

Between May 1, 2026 and June 17, 2026, the Holder delivered ten Conversion Notices to the Company electing to convert (i) an aggregate of $487,500 of outstanding principal under the Senior Secured Notes and (ii) $1,169 of additional interest charges, representing an aggregate Conversion Amount of $488,669, in exchange for an aggregate of 28,146 shares of the Company’s common stock. Following the application of such conversions, the remaining outstanding principal balance of the Senior Secured Notes is $5,924,500. None of the conversions were completed where the alternate conversion price was below the then current floor price.

During the three and six months ended June 30, 2026, the Company recorded $209,993 and $348,196 in discount amortization expense, respectively, on the note with a remaining unamortized discount of $5,375,531.

For the three and six months ended June 30, 2026, the Company recognized interest expense associated with the Convertible Notes of $120,000 and $260,000. In addition, the Company issued 3,072 shares of common stock for the settlement of $80,000 in required interest payments. As of June 30, 2026, the Company had accrued interest associated with the Convertible notes of $20,000.

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

The following summarizes the Company’s maturities of debt instruments:

Principal
Fiscal year ended:
December 31, 2026 (6 months remaining)	$1,662,360
December 31, 2027	6,113,500
December 31, 2028	4,465
December 31, 2029	-
December 31, 2030 and thereafter	-
Total loan repayments	7,780,325
Less interest	-
Total	$7,780,325

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

	June 30, 2026	December 31, 2025
Volatility	105%	90%
Dividend Yield	0%	0%
Risk-free rate	3.96%	3.41%
Expected term	1.38 years	1.29 years
Stock price	$14.50	$0.68
Conversion price	$8.80	$49.2
Derivative liability fair value	$5,633,342	$3,463,727
Number of shares issued upon conversion, exercise, or satisfaction of required conditions	530,240	221,076

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the six months ended June 30, 2026:

Fair value as of December 31, 2025	$3,463,727
Derivative value for liquidated damages added to principal balance of notes	242,745
Settlement of derivative upon conversion	(1,092,739)
Change in fair value of derivatives	3,019,609
Fair value as of June 30, 2026	$5,633,342

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total loss of $3,019,609 during the six months ended June 30, 2026.

NOTE 12 – DEFERRED REVENUE

Deferred revenue as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Website design and implementation	$62,652	$311,351
Website management	113,581	150,642
Advertising and content services	27,934	35,120
Total deferred revenue	$204,167	$497,113

Changes in the balance of deferred revenue for the periods presented are as follows:

Deferred Revenue
Balance as of December 31, 2025	$497,113
Billings for the period	2,485,754
Revenue recognized	(2,778,700)
Balance as of June 30, 2026	$204,167

The transaction price from revenue transactions allocated to unsatisfied performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable contracts that will be invoiced and recognized as revenue in future periods (“backlog”). While deferred revenue is recorded on our balance sheet as a liability, backlog is not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements until we establish a contractual right to invoice, at which point it is recorded as revenue or deferred revenue as appropriate. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $204,167 in deferred revenue and $354,966 in backlog. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $497,113 in deferred revenue and $1,071,098 in backlog.

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

NOTE 13 – CONTRACTS IN PROCESS

The net unbilled accounts receivables (deferred revenues) position for contracts in process, related to the website design and implementation services, consisted of the following:

	June 30,	December 31,
	2026	2025
Costs on uncompleted contracts	$607,971	$542,892
Estimated earnings	422,749	737,686
Total costs and estimated profits on uncompleted contracts	1,030,720	1,280,578
Add: unbilled amounts on completed contracts	46,934	2,735
Less: Progress billings	(1,057,736)	(1,535,898)
Unbilled accounts receivables (deferred revenues), net	$19,918	$(252,585)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows:

	June 30, 2026	December 31, 2025
Unbilled accounts receivable costs and estimated earnings in excess of billings on uncompleted contracts	$82,570	$58,766
Deferred revenues - Billings in excess of costs and estimated earnings on uncompleted contracts	(62,652)	(311,351)
Unbilled accounts receivables (deferred revenues), net	$19,918	$(252,585)

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

On February 28, 2025, the Company and the RevenueZen sellers agreed to the final earn-out amount to be $682,000 and modified the payment terms to be paid with a cash payment of $72,000, $100,000 in value for 79,240 stock options to purchase shares of common stock with an exercise price of $1.34, have a term of 10 years, and vested immediately, $70,000 in Series A preferred stock, and $340,000 in a promissory note, which has a term of 60 months and accrues interest at 19%, and $100,000 to be paid through profit sharing by using 30% of net operating income of RevenueZen. During the six months ended June 30, 2026 the Company paid $54,979 under the revenue share obligation and estimated the remaining obligations owed under the revenue share obligation to be $16,102 as of June 30, 2026.

On April 1, 2024, the Company closed on its acquisition of certain customers from First Page, and subject to the terms and conditions contained in the acquisition agreement, at the closing, the Company agreed to pay additional revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. On the date of acquisition, the Company estimated the fair value of the revenue share to be $343,148. During the six months ended June 30, 2026, the Company paid $57,140 to the seller of First Page pursuant to the revenue share provisions. As of June 30, 2026, the Company estimated the remaining obligations owed under the revenue share provisions to be $56,265 resulting in a loss on the change in the fair value of the contingent consideration of $20,107.

On November 17, 2025 in connection with the Securities Purchase Agreement described in Note 10, the Company issued to the Buyers the Rights to Receive common stock, exercisable for the Right Amount (as defined below) in shares of common stock. The Rights shall be exercisable between November 17, 2025, and May 17, 2033. “Right Amount” means the underlying value of this Right, which initially shall be zero and shall increase on each calendar day on or after November 17, 2025, through and including, May 17, 2033, by the Right Daily Incremental Amount (as defined in the Rights) and any accrued and unpaid late charges related thereto. As of June 30, 2026 and December 31, 2025, the Company has accrued $7,258 and $5,739 for the Right Amount, respectively.

NOTE 15 – SUBSEQUENT EVENTS

Conversion Notices Under Senior Secured Convertible Note

Subsequent to June 30, 2026, the Holder converted (i) an aggregate of $5,502,500 of outstanding principal under the Senior Secured Notes and (ii) $70,430 of accrued interest, representing an aggregate Conversion Amount of $5,572,930, in exchange for an aggregate of 725,221 shares of the Company’s common stock. .

In addition, pursuant to the terms of the Floor Penalty, the Company incurred damages of approximately $8.2 million under the Floor Penalty subsequent to June 30, 2026.

Subsequent to June 30, 2026 and through the date of this report the Company issued 1,576,983 shares of common stock to settle the remaining original principal balance of $10,000, liquidated damages of $412,000 as described in Note 10, and the Floor Penalty of approximately $8.2 million.

Following the application of such conversions, and the conversion of the remaining balance described above, no principal, liquidated damages or amounts accrued under the Floor Penalty remained outstanding under the Senior Secured Notes as of the date of this Report.

Sale of All Things Dogs

In July 2026, the Company, through its wholly-owned subsidiary Onfolio Assets, LLC, completed the sale of the assets of its All Things Dogs business for gross proceeds of $47,250, with net proceeds of $42,524 received after marketplace fees. The sale was completed subsequent to the balance sheet date and accordingly had no effect on the Company’s financial position or results of operations as of and for the periods ended June 30, 2026. The Senior Secured Noteholder’s right to receive a portion of the net proceeds of the sale was waived pursuant to the Waiver Agreement described in Note 10.

Sale of Digital Assets

In July and August 2026, with the consent of the Senior Secured Noteholder, digital assets with a fair value of approximately $400,000 were released from the control account securing the Senior Secured Notes and sold.

Nasdaq Continued Listing Matters

As previously disclosed, on May 26, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was not in compliance with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. The Company submitted a plan to regain compliance, which remains under review by Nasdaq.

On July 2, 2026, the Company received a notice from Nasdaq stating that the Company was not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), as the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. The Company has 180 calendar days, or until December 29, 2026, to regain compliance, which requires the closing bid price of the common stock to be at least $1.00 per share for a minimum of ten consecutive business days. On August 10, 2026, the Company completed a 1-for-50 reverse stock split of its common stock as part of its effort to regain compliance with Nasdaq Listing Rule 5550(a)(2).

Annual Meeting of Stockholders

On August 6, 2026, the Company held its annual meeting of stockholders, at which the Company’s stockholders approved, among other matters, (i) the issuance of shares of common stock in excess of applicable exchange caps under the Equity Purchase Facility Agreement for purposes of Nasdaq Listing Rule 5635(d), and (ii) an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 shares to 600,000,000 shares, which, as of the date of this Report, has not yet been filed with the Secretary of State of the State of Delaware.

Reverse Stock Split

On August 10, 2026, the Company effected a 1-for-50 reverse stock split of its issued and outstanding common stock, pursuant to the authority approved by the Company’s stockholders at the special meeting of stockholders held on April 6, 2026. The total number of shares of stock which the Company shall have authority to issue remains at 305,000,000 shares, consisting of (i) 300,000,000 shares of common stock, par value $0.001 per share, and (ii) 5,000,000 shares of preferred stock, par value $0.001, of which 1,000,000 shares of preferred stock remain designated as series A Preferred Stock. No fractional shares were issued in connection with the reverse stock split; fractional shares were rounded up to the nearest whole share. Proportional adjustments were made to the number of shares underlying the Company’s outstanding equity awards, warrants and convertible notes and to the applicable exercise and conversion prices. Unless otherwise indicated, all share and per-share amounts in these consolidated financial statements and the accompanying notes have been retroactively adjusted, for all periods presented, to give effect to the reverse stock split.

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

The second quarter of 2026 saw continued integration of our agencies, while the Company focused on improving operating results across the portfolio. Revenue for the quarter was $1.50 million, compared to $3.15 million in Q2 2025. Loss from operations was $0.97 million, compared to $0.51 million in Q2 2025. Of the Q2 2026 loss from operations, approximately $160,000 was amortization of intangible assets from prior acquisitions and $15,000 was stock-based compensation, both of which are non-cash items.

Our EBITDA As Defined in Q2 2026 was $(776,255), compared to $(150,950) in Q2 2025. EBITDA As Defined is a Non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure.

The second quarter was a challenging one, with our portfolio companies focused on preserving cash flow and reducing expenses. There were standout performers, notably RevenueZen, whose results improved significantly after Eastern Standard took over management of its fulfilment, but overall portfolio performance is not yet where we need it to be. As we have discussed in recent public updates, our current portfolio on its own does not have the scale required to reach consolidated profitability. We now believe that reaching consolidated profitability requires adding profitable operations through acquisition, and management is actively pursuing several opportunities that we believe could be accretive, including where funded through our equity purchase facility.

On April 10, 2026, we entered into an equity purchase agreement with an institutional investor providing for the sale of up to $100 million of newly issued common stock, subject to the conditions described in Note 8. We believe this equity purchase facility can provide financing to grow our portfolio and support growth in our existing portfolio companies.

Management is also exploring acquisitions in which a substantial portion of the purchase price would be deferred, which could allow us to add profitable operations before accessing additional capital.

A principal focus of management is on cash and on managing our debt. Subsequent to June 30, 2026, we settled the remaining balance owed under our Senior Secured Convertible Notes, including accrued liquidated damages and Floor Penalties, through the issuance of common stock, and no principal remained outstanding under those notes as of the date of this Report (Note 15). With that indebtedness resolved, discussions regarding additional funding are ongoing.

Reverse Stock Split

On August 10, 2026, the Company effected a 1-for-50 reverse stock split of its issued and outstanding common stock, pursuant to the authority approved by the Company’s stockholders at the special meeting of stockholders held on April 6, 2026. The total number of shares of stock which the Company shall have authority to issue remains at 305,000,000 shares, consisting of (i) 300,000,000 shares of common stock, par value $0.001 per share, and (ii) 5,000,000 shares of preferred stock, par value $0.001, of which 1,000,000 shares of preferred stock remain designated as series A Preferred Stock. Unless otherwise indicated, all share and per-share amounts in these consolidated financial statements and the accompanying notes have been retroactively adjusted, for all periods presented, to give effect to the reverse stock split.

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

Results of Operations

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

The Company reported a net loss of $4,602,551 for the three months ended June 30, 2026, compared to a net loss of $534,439 for the three months ended June 30, 2025. For the three months ended June 30, 2026, the Company’s reported a net loss includes a $280,685 non-cash loss on the change in fair value of digital assets, and a $2,948,217 non-cash loss on the change in fair value of derivative liabilities. The components of the change in net loss for the current periods are as follows:

Revenues

	For the Quarter Ended June 30,		$ Change from prior	% Change from prior
	2026	2025	Year	year
Revenue, services	$1,218,962	$2,062,603	$(843,641)	(41)%
Revenue, product sales	278,593	1,085,606	(807,013)	(74)%
Total Revenue	$1,497,555	$3,148,209	$(1,650,654)	(52)%

Revenue decreased by $1,650,140, or 52% for the three months ended June 30, 2026 compared to 2025. The decrease is primarily due to lower revenue at our Eastern Standard subsidiary, which experienced a slowdown in new sales beginning late in the first quarter of 2026, lower digital product sales at our Proofread Anywhere subsidiary reflecting substantially reduced advertising spend, and the absence of revenue from businesses divested during 2026.

Cost of Revenue

	For the Quarter Ended June 30,		$ Change from	% Change from
	2026	2025	prior year	prior year
Cost of revenue, services	$731,179	$1,074,065	$(342,886)	(32)%
Cost of revenue, product sales	34,373	135,867	(101,494)	(75)%
Total Cost of Revenue	$765,552	1,209,932	$(444,380)	(37)%

Cost of revenue decreased by $444,380, or 37% for the three months ended June 30, 2026 compared to 2025, reflecting lower service fulfilment costs in line with lower services revenue and lower product costs on reduced product sales. The Company’s gross profit margin decreased in the current period compared to the prior period, primarily reflecting the shift in revenue mix toward the lower-margin B2B services segment. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfilment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses decreased by $924,148, or 45% during the three months ended June 30, 2026 compared to 2025. The decrease was primarily due to lower advertising and marketing costs of $577,000, lower stock-based compensation expense of $11,000, and lower amortization expense of approximately $141,000, reflecting the impairment of intangible assets recorded at December 31, 2025 and certain intangibles reaching the end of their expected life. The remaining decrease of approximately $195,000 was spread across compensation, contractor, and other general and administrative cost categories following the integration of our agency businesses.

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

Professional Fees and Acquisition Costs

Professional fees increased by $209,122, or 60% during the three months ended June 30, 2026 compared to 2025, primarily due to higher legal, audit and other professional fees, with the increase concentrated at the Corporate level, including costs associated with the Company’s financing arrangements, Nasdaq listing compliance matters and strategic transaction activity.

Other Income and expense

Total other expense was $3,637,043 during the three months ended June 30, 2026, compared to other expense of $27,788 during the three months ended June 30, 2025. The increase in other expense was driven primarily by an increase in interest expense of approximately $336,000 on the outstanding notes, a $281,000 loss on the change in fair value of digital assets, a $2,950,000 loss on the change in fair value of derivative liabilities.

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

Selected Financial Data by Business Segment

Net sales and operating profit of the Company’s business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Sales, cost of sales and operating profit for each of our business segments were as follows:

	For the three Months ended June 30,
	2026	2025
Revenue
B2B	$1,218,406	$1,974,771
B2C	279,149	1,173,438
Total revenue	$1,497,555	$3,148,209

Cost of Sales
B2B	$729,313	$1,052,778
B2C	36,239	157,154
Total Cost of Sales	$765,552	$1,209,932

Operating income (loss)
B2B	$(102,832)	$70,173
B2C	43,258	150,261
Total business segment operating income (loss)	(59,574)	220,434
Unallocated items	(905,934)	(726,957)
Total consolidated operating income (loss)	$(965,508)	$(506,523)

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

B2B revenue decreased by $756,365 or 38% during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to lower revenue at our Eastern Standard subsidiary, together with lower revenue across our other agency subsidiaries, partially offset by new revenue from our Pace Generative subsidiary, which had no comparable revenue in the prior period.

B2B incurred total operating loss of $102,832 during the three months ended June 30, 2026 compared to operating income of $70,173 in the comparable 2025 period. This was primarily due to the revenue decline at our Eastern Standard subsidiary, partially offset by improved operating results at our RevenueZen subsidiary following the integration of its fulfilment operations with Eastern Standard.

B2C

Our B2C segment includes the results of operations of Proofread Anywhere, Onfolio Assets, Mighty Deals (divested January 2026), and Vital Reaction. These entities share characteristics such as the end customers being individual consumers, and sales being more focused on product sales, including digital sales.

B2C revenue decreased by $894,289 or 76% during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease is primarily due to lower digital product sales at our Proofread Anywhere subsidiary, reflecting substantially reduced advertising spend, and the absence of revenue from businesses divested during 2026.

B2C incurred total operating income of $43,258 during the three months ended June 30, 2026 compared to operating income of $150,261 in the comparable 2025 period, with the decrease primarily due to the decrease in sales from the Proofread Anywhere subsidiary.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

For the six months ended June 30, 2026, the Company reported a net loss of $7,175,162, which includes a $954,842 non-cash loss on the change in fair value of digital assets, a $654,745 default penalty for liquidated damages, and a $3,019,609 non-cash loss on the change in fair value of derivative liabilities, compared to a net loss of $1,340,867 for the six months ended June 30, 2025. The components of the change in net loss for the current periods are as follows:

Revenues

	For the Period Ended June 30,		$ Change from prior	% Change from prior
	2026	2025	Year	year
Revenue, services	$2,778,700	$3,859,198	$(1,080,498)	(28)%
Revenue, product sales	585,720	2,100,954	(1,515,234)	(72)%
Total Revenue	$3,364,420	$5,960,152	$(2,595,732)	(43)%

Revenue decreased by $2,595,732, or 43% for the six months ended June 30, 2026 compared to 2025. The decrease is primarily due to lower revenue at our Eastern Standard subsidiary, which experienced a slowdown in new sales beginning late in the first quarter of 2026, lower digital product sales at our Proofread Anywhere subsidiary reflecting substantially reduced advertising spend, and the absence of revenue from businesses divested during 2026.

Cost of Revenue

	For the Quarter Ended June 30,		$ Change from	% Change from
	2026	2025	prior year	prior year
Cost of revenue, services	$1,635,548	$2,086,349	$(450,801)	(22)%
Cost of revenue, product sales	78,734	228,406	(149,672)	(66)%
Total Cost of Revenue	$1,714,282	$2,314,755	$(600,473)	(26)%

Cost of revenue decreased by $600,473, or 26% for the six months ended June 30, 2026 compared to 2025, reflecting lower service fulfilment costs in line with lower services revenue and lower product costs on reduced product sales. The Company’s gross profit margin decreased in the current period compared to the prior period, primarily reflecting the shift in revenue mix toward the lower-margin B2B services segment. The components most significant to the Company’s cost of revenue are the costs of labor for service fulfillment, content creation, website hosting and maintenance costs and the costs of acquiring new inventory products for physical product sales.

Operating Expenses

Selling, General and Administrative

General and Administrative expenses decreased by $1,824,708, or 43% during the six months ended June 30, 2026 compared to 2025. The decrease was primarily due to lower advertising and marketing costs of $1,089,000, lower stock-based compensation expense of $269,000, and lower amortization expense of approximately $238,000, reflecting the impairment of intangible assets recorded at December 31, 2025 and certain intangibles reaching the end of their expected life. The remaining decrease of approximately $229,000 was spread across compensation, contractor, and other general and administrative cost categories following the integration of our agency businesses.

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

Professional Fees and Acquisition Costs

Professional fees increased by $401,921, or 69% during the six months ended June 30, 2026 compared to 2025, primarily due to higher legal, audit and other professional fees, with the increase concentrated at the Corporate level, including costs associated with the Company’s financing arrangements, Nasdaq listing compliance matters and strategic transaction activity.

Other Income and expense

Total other expense was $5,376,299 during the six months ended June 30, 2026, compared to other expense of $66,193 during the six months ended June 30, 2025. The increase in other expense was driven primarily by an increase in interest expense of approximately $1,209,000 on the outstanding notes, a $655,000 default penalty for liquidated damages under the Senior Secured Notes, a $955,000 loss on the change in fair value of digital assets, a $3,020,000 loss on the change in fair value of derivative liabilities, and losses on cost basis investments of $129,000, partially offset by a $108,000 gain on the sale of subsidiary assets recorded during the current period, with no comparable transaction in the prior period.

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

Selected Financial Data by Business Segment

Net sales and operating profit of the Company’s business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Sales, cost of sales and operating profit for each of our business segments were as follows:

	For the Six Months ended June 30,
	2026	2025
Revenue
B2B	$2,740,234	$3,668,685
B2C	624,186	2,291,467
Total revenue	$3,364,420	$5,960,152

Cost of Sales
B2B	$1,629,826	$2,035,130
B2C	84,456	279,625
Total Cost of Sales	$1,714,282	$2,314,755

Operating income (loss)
B2B	$(214,729)	$19,628
B2C	140,636	378,419
Total business segment operating income (loss)	(74,093)	398,047
Unallocated items	(1,724,770)	(1,690,112)
Total consolidated operating income (loss)	$(1,798,863)	$(1,292,064)

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

B2B revenue decreased by $928,451 or 25% during the six months ended June 30, 2026 compared to 2025. The decrease was primarily due to lower revenue at our Eastern Standard subsidiary, together with lower revenue across our other agency subsidiaries, partially offset by new revenue from our Pace Generative subsidiary, which had no comparable revenue in the prior period.

B2B incurred total operating loss of $214,729 during the six months ended June 30, 2026 compared to operating income of $19,628 in the comparable 2025 period. This was primarily due to the revenue decline at our Eastern Standard subsidiary, partially offset by improved operating results at our RevenueZen subsidiary following the integration of its fulfilment operations with Eastern Standard.

B2C

Our B2C segment includes the results of operations of Proofread Anywhere, Onfolio Assets, Mighty Deals (divested January 2026), and Vital Reaction. These entities share characteristics such as the end customers being individual consumers, and sales being more focused on product sales, including digital sales.

B2C revenue decreased by $1,667,281 or 73% during the six months ended June 30, 2026 compared to 2025. The decrease is primarily due to lower digital product sales at our Proofread Anywhere subsidiary, reflecting substantially reduced advertising spend, and the absence of revenue from businesses divested during 2026.

B2C incurred total operating income of $140,636 during the six months ended June 30, 2026 compared to $378,419 in the comparable 2025 period, with the decrease primarily due to the decrease in sales from the Proofread Anywhere subsidiary.

Liquidity and Capital Resources

Our primary source of operating cash inflows are payments from portfolio companies. In addition, the Company has raised $1,700,000 pursuant to a private offerings of Series A preferred stock and approximately $1,000,000 of common stock private offerings through June 30, 2026, $1,500,000 in notes payable and repaid $2,164,498 on its acquisition notes.

Our Company’s recurring losses from operations and negative cash flows from operations and our need to raise additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. Accordingly, management and our auditor have concluded that substantial doubt exists regarding our ability to continue as a going concern. Our audited financial statements contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 31, 2026 were prepared on a going concern basis, and contemplated the realization of assets and satisfaction of liabilities in the ordinary course of business. We believe that our cash and cash equivalents as of June 30, 2026, and the future operating cash flows of the entity may not provide adequate resources to fund ongoing cash requirements for the next twelve months. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we may be required to obtain additional sources of funds through additional operational improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

Cash used in operating activities

Net cash used in operating activities was $1,454,536 and $575,164 for the six months ended June 30, 2026 and 2025, respectively. The increase in cash used reflects a decrease in operating results and a decrease in deferred revenue compared to the prior period. The net loss in the current period was substantially offset by non-cash charges, principally the $3,019,609 loss on the change in fair value of derivative liabilities, the default penalty from liquidated damages of $654,745 and the $954,842 loss on the change in fair value of digital assets, none of which existed in the prior period.

Cash used in investing activities

The Company had no investing activities during the six months ended June 30, 2026 and 2025.

Cash provided by financing activities

Cash flows used in financing activities was $471,390 for the six months ended June 30, 2026 compared to cash provided by financing activities of $585,097 during the six months ended June 30, 2025. During the 2026 period, we paid $253,010 in dividends to preferred stockholders, made payments totaling $205,307 on notes payable, made payments totaling $99,771 on notes payable – related parties, made payments totaling $112,119 related to contingent consideration and made distributions totaling $13,883 to our non-controlling interest holders, which was offset by proceeds of $212,700 from notes payable. During the 2025 period, we received $830,000 in proceeds from sales of Series A preferred stock, $358,800 in proceeds from notes payable and $35,965 in proceeds from related party notes payable, which were offset by $201,848 in payments of dividends to preferred stockholders, payments totaling $266,295 on notes payable, payments totaling $133,845 related to contingent consideration and made distributions totaling $37,680 to our non-controlling interest holders

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors

Contractual Obligations

RevenueZen Acquisition: The Company has determined the final amount obligated to pay to the sellers of RevenueZen, contingent upon the business achieving a specified gross profit threshold within one year to be $680,662. On February 28, 2025, the Company and the RevenueZen sellers agreed to the final earn-out amount to be $682,000 and modified the payment terms to be paid with a cash payment of $72,000, $100,000 to be paid through profit sharing by using 30% of Net Operating Income, $100,000 in value for $79,240 stock options to purchase shares of common stock, $70,000 in Series A preferred stock, and $340,000 in a promissory note. The promissory note has a term of 60 months and accrues interest at 19%. The stock options have an exercise price of $1.34, have a term of 10 years, and are vested immediately. As of June 30, 2026, the Company estimated the remaining obligations owed under the revenue share obligation to be $16,102.

First Page Acquisition: The Company agreed to pay a revenue share amount equal to 18% of gross revenues for the acquired customers for 3 years following the acquisition date. As of June 30, 2026, the Company estimated the remaining obligations owed under the revenue share provisions to be $56,265.

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

Native Staking

The Company utilized one third-party asset manager to manage and stake ETH and SOL on its behalf as of June 30, 2026. Under these arrangements, the Company’s ETH and SOL is held by a qualified custodian and staked in the Ethereum and Solana protocol through a third-party validator operator (e.g., BitGo). The validator operator manages the staking process and delegates the Company’s ETH and SOL to network validators. When selected by the networks, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	For the Six months ended June 30, 2026	For the Six months ended June 30, 2025
Net loss	$(7,175,162)	$(1,340,867)
Interest expense, net	1,381,946	173,322
Taxes	-	-
Depreciation and amortization expense	364,609	603,081
EBITDA	(5,428,607)	(564,464)
Change in fair value of digital assets	954,842	-
Change in fair value of contingent consideration	20,107	(70,712)
Change in fair value of derivative liabilities	3,019,609	-
Impairment of equity and cost method investments	129,007	-
Stock-based compensation (1)	30,047	298,943
EBITDA As Defined	$(1,274,995)	$(336,233)

(1)	Represents the compensation expense recognized under our stock option plans and deferred compensation plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer has concluded that, based on such evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Controls Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that exists as of June 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because:

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

We are not in compliance with certain of Nasdaq’s continued listing requirements, and additional recently effective Nasdaq rules provide for immediate delisting with no compliance period. If we are unable to regain and maintain compliance, our common stock and warrants will be delisted from Nasdaq.

On May 26, 2026, we received a notice from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500,000. We submitted a plan to regain compliance, which remains under review by Nasdaq. There can be no assurance that Nasdaq will accept our plan or grant us an extension period, or that we will be able to regain compliance with the stockholders’ equity requirement within any extension period granted.

On July 2, 2026, we received a notice from Nasdaq stating that we were not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), as the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. We have until December 29, 2026 to regain compliance, which requires the closing bid price of our common stock to be at least $1.00 per share for a minimum of ten consecutive business days. On August 10, 2026, the Company completed a 1-for-50 reverse stock split of its common stock as part of its effort to regain compliance with Nasdaq Listing Rule 5550(a)(2). We previously received a similar notice in January 2026 and organically regained compliance on April 30, 2026. There can be no assurance that we will regain compliance on this occasion or that we will remain in compliance thereafter.

Further, effective July 22, 2026, the U.S. Securities and Exchange Commission initially approved changes to Nasdaq Listing Rules 5550(a)(6) and 5810(c)(1), creating an immediate Staff Delisting Determination with no compliance period if a company’s Market Value of Listed Securities (“MVLS”) stays below $5,000,000 for 30 consecutive business days. Under those specific rules, an appeal or request for a review hearing would not have automatically stayed the suspension of trading. Following petitions for review, the U.S. Securities and Exchange Commission issued a letter on July 29, 2026, staying the July 22 approval order “until the Commission orders otherwise,” which temporarily puts the implementation of the rule on hold. There can be no assurance that the stay will remain in effect and that the approved changes to Nasdaq Listing Rules 5550(a)(6) and 5810(c)(1) will not ultimately be implemented. If the stay does not remain in effect and the Company’s MVLS stays below $5,000,000 for 30 consecutive business days, we will be subject to an immediate Nasdaq Staff Delisting Determination with no compliance period.

If our common stock and warrants were delisted from Nasdaq, we would expect trading, if any, to occur on an over-the-counter market, which would likely reduce the liquidity and market price of our common stock, impair our ability to raise capital, including under the Equity Purchase Facility Agreement, reduce the number of investors willing or able to hold or acquire our securities, and could have adverse consequences under our existing financing arrangements. Delisting could also impair our ability to pursue a strategic transaction, such as a reverse merger or similar business combination.

Our recent 1-for-50 Reverse Stock Split may not ensure compliance with Nasdaq’s continued listing standards, and our failure to maintain a $1.00 minimum bid price could lead to immediate delisting.

While the primary objective of our recent 1-for-50 reverse stock split was to increase the per-share market price of our common stock to meet the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), we cannot guarantee that the market price after the split will remain above the $1.00 threshold. Under recent Nasdaq rule amendments, Nasdaq has accelerated delisting timelines and restricted the frequency of reverse splits used to cure bid price deficiencies. If our share price drops below $1.00 again, we face a more restricted path to recovery, eliminating our ability to easily implement successive splits.

Further, our 1-for-50 reverse stock split does not increase our stockholders’ equity and does not increase the aggregate market value of our listed securities, and therefore would not, by itself, address the deficiencies under the above-described Nasdaq Listing Rules 5550(b)(1) or 5550(a)(6) (applicable only if the existing stay does not remain in effect). Consequently, if we do not timely cure such deficiency(ies), we will be subject to rapid trading suspension and immediate delisting.

Our recent 1-for-50 Reverse Stock Split has significantly expanded our pool of authorized but unissued shares, exposing our existing shareholders to substantial and immediate dilution.

Because our recent 1-for-50 reverse stock split reduced our outstanding shares without proportionally reducing the total number of authorized shares of common stock under our certificate of incorporation, the split has created a significant disparity between our outstanding and authorized share pools. This structural change provides our Board of Directors with an increased volume of unissued, available shares. Subject to applicable Nasdaq Listing Rules, our Board can issue these shares at its discretion for future equity financings, debt conversions, strategic acquisitions, or stock incentive plans without requiring further shareholder approval. Any future issuances of our common stock will result in immediate dilution to the ownership percentages, voting power, and earnings per share of our current stockholders. Frequent or large equity raises could place persistent downward pressure on our post-split share price, potentially eliminating the price gains achieved by the 1-for-50 reverse stock split.

We have incurred operating losses since our inception and we may continue to incur substantial operating losses for the foreseeable future.

We were incorporated on July 20, 2020, and have conducted operations since May 2019. We have incurred operating losses and experienced negative cash flow since our inception. We incurred a net loss of $2,540,368 for the year ended December 31, 2025 and $7,175,162 for the six months ended June 30, 2026. We anticipate that we will continue to incur operating losses through at least 2026.

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

As a result of the defaults described above, the Senior Secured Noteholders are entitled to: (i) redeem all, or any portion, of the Senior Secured Notes in cash at any time, (ii) adjust the conversion price of the Senior Secured Notes from the initial $0.984 per share, subject to adjustment, to an alternate conversion price, which shall remain in effect during the occurrence and continuance of an event of default, which is equal to 85% of the lowest VWAP of our common stock of any trading day during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable conversion notice, (iii) approximately $412,000 in liquidated damages, and (iv) 62.5% of the net proceeds from the sale of our Mightydeals.com business. All conversions of the Senior Secured Notes to date have been effected at the alternate conversion price described in clause (ii) above, as further described in Notes 10 and 15. As of the date of this Report, the Senior Secured Noteholders had not required cash redemption of the Senior Secured Notes, and the liquidated damages referred to in clause (iii) above were settled as part of the August 2026 agreement described in Note 15.

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

Pursuant to the Waiver Agreement, the Senior Secured Noteholders granted, among various other things, the following limited waivers relating to the defaults described above: (i) the Holder agreed to waive the Mighty Deals Asset Sale Event of Default, (ii) the Holder waived its right to require a cash redemption of the Senior Secured Convertible Note, either as a result of an Event of Default under the Senior Secured Convertible Note arising from the Eastern Standard Asset Sale Event of Default, or as a pro rata portion of net proceeds, in connection with the Mighty Deals Asset Sale Event of Default, (iii) the Holder agreed to forbear from exercising certain redemption rights related to the default arising from the Eastern Standard Asset Sale Event of Default until September 17, 2026, and the Holder waived the application of the Default Interest Rate during such period, and (iv) the Holder waived the Company’s failure to pay Registration Delay Payments relating to the Registration Default, with any such Registration Delay Payments due, when and as required under the November Registration Rights Agreement, to be paid on the Maturity Date except to the extent included, in whole or in part, in the Conversion Amount of one or more conversions of the Note as specified in any such applicable Conversion Notice. See Note 10 – “Notes Payable” to the financial statements herein for a discussion of the Senior Secured Notes Transaction Documents and the Waiver Agreement, and Note 15 – “Subsequent Events” for a discussion of subsequent conversions and related matters.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are included herein:

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment of Certificate of Incorporation - May 8, 2026
3.2	Certificate of Amendment of Certificate of Incorporation – August 10, 2026
10.1	Form of Equity Purchase Facility Agreement, dated as of April 10, 2026
10.2	Form of Registration Rights Agreement, dated as of April 10, 2026
10.3	Form of Waiver and Amendment Agreement, dated as of April 10, 2026
10.4	Binding Letter of Intent, dated July 7, 2026, by and between Onfolio Holdings Inc. and Paramount Helium, LLC.
10.5	Limited Waiver and Consent Agreement, dated July 7, 2026, by and between Onfolio Holdings Inc. and the investor signatory thereto.
10.6	Amendment No. 1 to Securities Purchase Agreement, dated July 7, 2026, by and between Onfolio Holdings Inc. and the investor signatory thereto.
10.7	Limited Waiver Agreement, dated July 7, 2026, by and between Onfolio Holdings Inc. and the investor signatory thereto.
10.8*	Mutual Termination and Release Agreement dated July 21, 2026, by and between OnFolio Holdings Inc. and Paramount Helium, LLC.
31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONFOLIO HOLDINGS INC.

Date: August 19, 2026	By:	/s/ Dominic Wells
Dominic Wells Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2026	By:	/s/ Adam Trainor
Adam Trainor Chief Financial Officer (Principal Financial and Accounting Officer)

